Form 10-Q
period 1996-06-30
CRAIG CONSUMER ELECTRONICS INC
filed 1996-08-13
CIK 1009869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________


Commission file number:    0-27882

                        CRAIG CONSUMER ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     95-4228391
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
       of incorporation

13845 ARTESIA BOULEVARD, CERRITOS, CALIFORNIA                  90703-9000
(Address of principal executive offices)                       (Zip Code)

                                 (310) 926-9944
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [ ] Yes [X] No

As of August 9, 1996 the Registrant had 3,434,441 shares of common stock outstanding.

                                      INDEX

                                                                             Page
                                                                             ----
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements

                  - Balance sheets                                             1

                  - Statements of operations                                   2

                  - Statements of cash flows                                   3

                  - Notes to financial statements                              4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                6

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                            9

Item 6.           Exhibits and Reports on Form 8-K                            10

                  Signatures                                                  10

                        CRAIG CONSUMER ELECTRONICS, INC.

                                 BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1996          1995
                                                              -----------   -----------
                                                              (UNAUDITED)
                                     ASSETS:

Current Assets:
  Cash                                                        $    71,654   $   220,756
  Accounts Receivable, net                                     12,390,699    13,189,981
  Inventory, net                                               14,931,911    14,557,239
  Supplies and prepaid expenses                                   844,642       220,981
  Other current assets                                          2,110,013     2,063,014
                                                              -----------   -----------
        Total current assets                                   30,348,919    30,251,971
                                                              -----------   -----------
Property and Equipment, net                                       573,552       555,716
                                                              -----------   -----------
Investment in Chinese Joint Venture                               974,315          --
Other Assets                                                      873,108     1,722,042
                                                              -----------   -----------
                                                              $32,769,894   $32,529,729
                                                              ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
  Note payable under revolving line of credit                 $11,685,036   $15,530,076
  Accounts payable                                              9,637,479     9,773,820
  Accrued liabilities                                             738,880     1,102,028
  Income taxes payable                                               --         118,569
  Current maturities of capital lease obligations                  23,782        22,768
                                                              -----------   -----------
        Total current liabilities                              22,085,177    26,547,261
                                                              -----------   -----------
Capital Lease Obligations                                          54,241        66,220
                                                              -----------   -----------
Subordinated promissory notes to Officers and a Director           22,978          --
                                                              -----------   -----------
Subordinated Debt                                               1,031,059       981,961
                                                              -----------   -----------
Commitments and Contingencies
Shareholders' Equity:
                                                                      ---           ---
  Common stock: $.01 par value ---
  Authorized --- 15,000,000 shares
  Issued and outstanding --- 3,434,441 and
  2,134,441 at June 30 ,1996 and December 31, 1995,
  respectively; par value $.01 per share                           34,344        21,344
Additional paid-in capital                                      9,070,360     3,358,016
Retained earnings                                                 471,735     1,554,927
                                                              -----------   -----------
                                                                9,576,439     4,934,287
                                                              -----------   -----------
                                                              $32,769,894   $32,529,729
                                                              ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                        CRAIG CONSUMER ELECTRONICS, INC.

                            STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                              ----------------------------    ----------------------------
                                                  1996            1995            1996            1995
                                              ------------    ------------    ------------    ------------
                                                      (Unaudited)                      (Unaudited)
Net Sales                                     $ 11,790,621    $ 19,165,643    $ 25,180,479    $ 36,898,064
Cost of sales                                    9,823,952      16,495,265      21,282,719      32,121,516
                                              ------------    ------------    ------------    ------------
     Gross Profit                                1,966,669       2,670,378       3,897,760       4,776,548
                                              ------------    ------------    ------------    ------------

Operating Expenses:
  Selling                                          834,166         966,840       1,584,203       1,952,654
  General and administrative                     1,367,618       1,670,455       2,788,453       3,041,254
  Product development                               30,082          35,668          67,173          71,781
                                              ------------    ------------    ------------    ------------
     Total operating expenses                    2,231,866       2,672,963       4,439,829       5,065,689
                                              ------------    ------------    ------------    ------------
     Loss  from operations                        (265,197)         (2,585)       (542,069)       (289,141)
                                              ------------    ------------    ------------    ------------
Other expense:
  Interest expense                                 378,842         485,030         761,409       1,021,579
  Other                                               --             5,955            --             5,955
                                              ------------    ------------    ------------    ------------
     Total other expense                           378,842         490,985         761,409       1,027,534
                                              ------------    ------------    ------------    ------------
     Loss before provision for income taxes       (644,039)       (493,570)     (1,303,478)     (1,316,675)
Income tax benefit                                (108,841)        (83,413)       (220,286)       (222,517)
                                              ------------    ------------    ------------    ------------
     Net loss                                 ($   535,198)   ($   410,157)   ($ 1,083,192)   ($ 1,094,158)
                                              ============    ============    ============    ============


Net loss per share                            ($      0.20)   ($      0.19)   ($      0.45)   ($      0.51)
                                              ============    ============    ============    ============

Weighted average shares outstanding              2,720,155       2,134,441       2,427,298       2,134,441
                                              ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS ENDED JUNE 30,
                                                                1996           1995
                                                            ---------------------------
                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                  ($1,083,192)   ($1,094,158)
  Adjustments to reconcile net loss to net cash
    provided by
    (used in) operating activities ---
    Depreciation and amortization                               163,275        128,753
    Decrease in accounts receivable, net                        799,282      6,571,775
    (Increase) decrease in inventory, net                      (374,672)     6,231,629
    Increase in supplies, prepaid expenses and
      other current assets                                     (670,660)      (783,196)
    Decrease in other assets                                    848,934        969,132
    Decrease in accounts payable and accrued liabilities       (499,489)    (4,806,520)
    Decrease in income taxes payable                           (118,569)       (38,020)
                                                            -----------    -----------
      Net cash provided by (used in) operating activities      (935,091)     7,179,395
                                                            -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment                          (181,111)       (38,883)
  Investment in Chinese joint venture                          (974,315)          --
                                                            -----------    -----------
      Net cash used in investing activities                  (1,155,426)       (38,883)
                                                            -----------    -----------
Cash flows from financing activities:
  Net repayments on notes payable under
    revolving line of credit                                 (3,845,040)    (7,504,685)
  Promissory notes issued                                        22,978           --
  Net proceeds received from stock issuance                   5,725,344           --
  Interest accrued on subordinated debt                          49,098           --
  Decrease in capital lease obligation                          (10,965)       (10,713)
                                                            -----------    -----------
      Net cash provided by (used in) financing activities     1,941,415     (7,515,398)
                                                            -----------    -----------
  Net decrease in cash                                         (149,102)      (374,886)
  Cash, beginning of period                                     220,756        455,494
                                                            -----------    -----------
  Cash, end of period                                       $    71,654    $    80,608
                                                            ===========    ===========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for ---
      Interest                                              $   808,010    $ 1,124,401
                                                            ===========    ===========
      Income taxes                                          $   139,077    $    51,800
                                                            ===========    ===========


    The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Craig Consumer Electronics, Inc. (referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited financial statements and footnotes thereto be read in conjunction with the December 31, 1995 financial statements and footnotes included in the Company's prospectus dated May 21, 1996, on pages F-1 through F-13.

         The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

2.       CERTAIN ACCOUNTING POLICIES

         The Company does not own significant assets which are considered long-lived assets. Accordingly, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" is not expected to have a material impact on the Company's financial statements.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The Company has not made a determination as to whether it will adopt the new fair value accounting rules. The Company has not assessed the impact on net income and earnings per share of adopting the new fair value accounting rules.

3.       INITIAL PUBLIC OFFERING

         The Company successfully completed its initial public offering of its common stock on May 21, 1996, with the sale of $1.3 million shares. In connection with the Offering, the holders of Series A Preferred Stock executed agreements under which their shares were automatically converted into 1,733,330 shares of Common Stock. In addition, a 3.81-to-one reverse stock split of the Common Stock was completed upon the effectiveness of the Offering.

4.       LOSS PER SHARE

         Loss per share equals net loss, divided by the weighted average number of common shares outstanding, after giving effect to the conversion of preferred and common shares referred to in Note 3 above. Inclusion of stock options in the calculation of loss per share would be anti-dilutive, and therefore, outstanding stock options are excluded from the calculation.

5.       ACCOUNTING FOR CHINESE JOINT VENTURE

         The Company has entered into a joint venture partnership with an entity in China to establish and operate a product reconditioning and manufacturing facility located in Shenzhen, PRC. The investment in the 50% owned operation is accounted for using the equity method. Funds invested in the Chinese Joint Venture totalled $974,000 during the six months ended June 30, 1996, as the Company supplied cash or spare parts, and paid costs on behalf of the Joint Venture, to establish the facility and commence operations. Inventory with a carrying amount of approximately $4 million has been shipped to the Shenzhen factory through June 30, 1996. The Company retains title to its inventory in the physical custody of the Joint Venture, and such is included under "Inventory" on the accompanying balance sheet at June 30, 1996. To the extent that costs incurred in the Shenzhen factory apply to reconditioned product that the Company re-imports and sells in the second half of the year, such costs will be included in the cost of the product. Such costs incurred will be considered a distribution, and will reduce the balance of the investment.

         Product which is returned to the Company from the Joint Venture will be received into the Company's inventory at an incremental increase in its cost, reflecting the value of parts, labor and overhead of the Shenzhen factory which have been added, with the limitation that the original carrying amount, together with the added costs, will not exceed the net realizable value of the product. Further, in the event that any operating costs are incurred which cannot be assigned to product, these will be charged to expense by the Joint Venture, and accordingly, the Company will recognize its share of the earnings or losses of its Joint Venture. As of June 30, 1996, such costs assigned to completed reconditioned product received by the Company from the Joint Venture, and sold to its customers, were not material, in the opinion of the Company's management. Management further believes that the Joint Venture had not incurred costs in excess of those which properly apply to product. The Company has, accordingly, recognized no net income or loss from its Chinese Joint Venture in the accompanying Statement of Income for the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table is derived from the Company's Statements of Operations, and sets forth, for the periods indicated, selected operating results as a percentage of net sales:

                                 THREE MONTHS ENDED JUNE     SIX MONTHS ENDED JUNE
                                    1996         1995          1996         1995
                                    ----         ----          ----         ----
AUDIO SALES                         102.0%        81.1%         98.7%        77.7%
VIDEO SALES                          (2.0)        18.9           1.3         22.3
                                    -----        -----         -----        -----
TOTAL SALES                         100.0        100.0         100.0        100.0

GROSS MARGIN                         16.7         13.9          15.5         12.9

OPERATING EXPENSES                   18.9         13.9          17.6         13.7

INTEREST EXPENSE                      3.2          2.5           3.0          2.8

LOSS BEFORE TAXES                    (5.5)        (2.6)         (5.2)        (3.6)

NET LOSS                             (4.5)%       (2.1)%        (4.3)%       (3.0)%
                                    =====        =====         =====        =====

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER FISCAL 1995

         The Company's business is highly seasonal, with typically lower sales in the first half of the year than in the last half. The Company has historically recognized losses during the first half of each of its past profitable years.

         Sales in the second quarter of 1996 were down $7.4 million compared to the same quarter of the preceding year, of which decline, $3.9 million is attributable to the Company's decision to discontinue sales of its lower margin video products. With video sales virtually ended by the second quarter of 1996, and some returns of video products still occurring, the effect of the video business was to reduce overall net sales for the quarter. Audio sales alone decreased $3.5 million for the quarter. Management believes that this audio sales decrease is partly attributable to overall weaker sales that prevail throughout the industry. Additionally, the Company's annual program of promotions and new product introductions began later in 1996 than in the preceding year. However, the percentage margin on all sales was higher in the second quarter of 1996 compared to 1995, by 2.8%, a consequence of concentrating on the higher margin audio products. As a result, gross margin overall declined only $704,000, despite lower sales.

         Operating expenses were lower in the second quarter of 1996 compared to 1995 by $441,000, although higher as a percentage of sales. Of the decline in expenses, $156,000 is due to lower variable selling expenses. Additionally, the Company's domestic reconditioning and warehousing operation was dramatically reduced in size, as the Company transitions to having most reconditioning of returned goods performed in its Chinese Joint Venture, in Shenzhen, PRC.

         Operating expenses for the second quarter of 1996 included approximately $23,000 in compensation expense resulting from the termination of the Company's former phantom stock plan. The participants in the terminated phantom stock plan received promissory notes totalling $206,800, and bearing interest at eight percent per year. Full payment of the notes is contingent upon continued service of these individuals in their respective capacities until May 21, 1997. Therefore, the Company will continue to record compensation expense totalling $206,800 over the period of service. (Payment of the notes will occur over four years, with semi-annual interest payments commencing November 1, 1996, and fully amortized, semi-annual principal payments commencing May 1, 1997.)

         Interest expense was $106,000 lower in the second quarter of 1996 compared to 1995, a decrease attributable to lower levels of borrowing under the Company's revolving line of credit. ($6.3 million lower on average for the second quarter of 1996 compared to 1995.) Factors influencing the Company's lower level of borrowing include primarily the application of the $5.7 million in funds received by the Company from its IPO to reduce the debt under the revolving line. Thereafter, available credit under the line was re-borrowed and utilized to acquire product or to repay trade debt, in order to open up trade credit lines and letters of credit to obtain product shipments. In 1996, subordinated debt interest totalling $49,000 was also accrued but not paid.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $935,000 in the first half of 1996, compared with net cash provided by operating activities of $7.2 in the same period a year earlier. In the earlier period, operating activities provided cash despite a net loss of $1.1 million, when higher than usual year-end inventory and accounts receivable were reduced.

         Purchases of property and equipment of $51,000 in the second quarter, accumulating to $181,000 for the six months ended June 30, 1996, were principally incurred to complete the consolidation of its facilities from two buildings to one, and to install upgraded capacity to its management information systems, including those of the Hong Kong office. These amounts are exclusive of machinery and equipment acquired by the Chinese Joint Venture entity directly.

         Net repayments to the Company's revolving line of credit were $3.8 million in the six months ended June 30, 1996. The Company's credit line is collateralized by its accounts receivable, and by its inventory. Exclusions from the borrowing base include any inventory which the Company has transferred to the Chinese Joint Venture for reconditioning. This exclusion is effective until the product is in transit on its return to the Company in saleable condition. This excluded inventory, totalling $4.0 million as of June 30, 1996, explains the reduced use by the Company of its bank line of credit, and corresponding impact on cash flow.

         At June 30, 1996, borrowing availability under the Company's bank line of credit was $2.6 million. The Company believes that cash generated from operations, together with bank borrowing, trade credit lines, and other financing vehicles will be adequate to meet the Company's cash needs for working capital and capital expenditures through at least the next 12 months. No significant debt payments are anticipated to be made until May 1, 1997, when the first semi-annual principal payments totalling approximately $149,000 will become due under the subordinated debt, and the subordinated promissory notes to former participants in the terminated Phantom Stock Plan. Under terms of these debt agreements, no payment will be made to the extent that such payment would cause any violation or default of any material agreement to which the Company is a party, including its bank line of credit agreement. Management believes that the cash requirements of the Chinese Joint Venture will begin to be met by its own operations, as reconditioned product becomes available for sale.

                                     PART II

Item 1.  Legal Proceedings

         The Company has, from time to time, engaged a Hong Kong firm known as Birdy Electronics, Inc. ("Birdy") to manufacture certain products for and on behalf of the Company. The Company had ordered products from Birdy and commenced to distribute those products through the Company's ordinary channels. Currently, the Company has unpaid invoices that it has received from Birdy totaling approximately $4 million. The Company has booked these invoices as a trade payable, however, the Company does not believe the invoices are valid, due to failure of consideration and other causes, including the failure of Birdy to deliver products confirming to the purchase orders for them.

         The Company has attempted to negotiate a resolution of its dispute with Birdy, however, on July 24, 1996 Birdy filed an action in the United States District Court for the Central District of California, styled Birdy Electronics Company Ltd., a Hong Kong corporation, v. Craig Consumer Electronics, Inc., a Delaware corporation, and Does 1 through 50, inclusive, alleging breach of contract, account stated, and suit on open account, among other allegations in the pursuit of the collection of the amounts allegedly owed. The Company has not yet responded to the complaint, but has retained counsel to vigorously defend against the complaint and to prosecute the Company's counter-claims associated with the failure of Birdy to deliver conforming products among other claims.

         Settlement discussions have been undertaken. However, it is unclear whether any significant progress toward an amicable resolution of the matter will be obtained prior to the date that the Company is required to respond to Birdy's complaint -- August 14, 1996.

         In connection with the Birdy litigation, Birdy is pursuing a writ of attachment which the company will vigorously defend. Because the Birdy invoices, in the ordinary course of the Company's business, have been booked as a payable (although the Company vigorously disputes whether it owes all or any substantial portion of the amounts to Birdy, particularly after applying all available offsets that the company intends to assert), the Birdy litigation is not, in management's view, material to the Company's financial condition.

         The Company will assert reasonable defenses and pursue all claims in this litigation, if it is not amicably resolved.

Item 6. Exhibits and Reports on Form 8-k filed during the quarter ended June 30, 1996

         Exhibit 27 Financial Data Schedule

         There were no reports on Form 8-K filed during the reporting period.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAIG CONSUMER ELECTRONICS, INC.
- --------------------------------
(Registrant)

Date:    August 13, 1996
                                      RICHARD I. BERGER
                                      ----------------------------------------
                                      Richard I. Berger
                                      Chairman of the Board of Directors and
                                      President (Principal Executive Officer),
                                      Director




Date:    August 13 , 1996
                                      DONNA RICHARDSON
                                      ----------------------------------------
                                      Donna Richardson
                                      Treasurer and Chief Financial Officer
                                      (Principal Accounting Officer)