Form 10-Q
period 1996-09-30
CRAIG CONSUMER ELECTRONICS INC
filed 1996-11-14
CIK 1009869

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number:                     0-27882

                        CRAIG CONSUMER ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                           95-4228391
(State or other jurisdiction of incorporation)                 (I.R.S. Employer Identification No.)

13845 ARTESIA BOULEVARD, CERRITOS, CALIFORNIA                         90703-9000
(Address of principal executive offices)                              (Zip Code)

                                 (310) 926-9944

              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

As of November 13, 1996 the Registrant had 3,434,441 shares of common stock outstanding.

                                      INDEX

                                                                              Page
                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           - Consolidated balance sheets                                       1

           - Consolidated statements of operations                             2

           - Consolidated statements of cash flows                             3

           - Notes to consolidated financial statements                        4

Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations                       6

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

           Signatures                                                         10

                        CRAIG CONSUMER ELECTRONICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,     December 31,
                                                                   1996              1995
                                                                   ----              ----
                                                               (Unaudited)
                                           ASSETS:

Current Assets:
    Cash                                                       $   791,000       $   221,000
    Accounts Receivable, net                                    22,225,000        13,190,000
    Inventory, net                                              17,575,000        14,557,000
    Supplies and prepaid expenses                                1,031,000           221,000
    Other current assets                                         1,967,000         2,063,000
                                                               -----------       -----------
              Total current assets                              43,589,000        30,252,000
                                                               -----------       -----------
Property and Equipment, net                                        575,000           556,000
                                                               -----------       -----------
Other Assets                                                     1,246,000         1,722,000
                                                               -----------       -----------
                                                               $45,410,000       $32,530,000
                                                               ===========       ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
    Note payable under revolving line of credit                $21,426,000       $15,530,000
    Accounts payable                                            11,498,000         9,774,000
    Accrued liabilities                                          1,201,000         1,102,000
    Income taxes payable                                                --           119,000
    Current maturities of capital lease obligations                 24,000            23,000
                                                               -----------       -----------
              Total current liabilities                         34,149,000        26,548,000
                                                               -----------       -----------
Capital Lease Obligations                                           49,000            66,000
                                                               -----------       -----------
Subordinated promissory notes to Officers and a Director            75,000                --
                                                               -----------       -----------
Subordinated Debt                                                  982,000           982,000
                                                               -----------       -----------
Commitments and Contingencies
Shareholders' Equity:

    Common stock: $.01 par value ---
    Authorized --- 15,000,000 shares
    Issued and outstanding --- 3,434,441 and 2,134,441
    at September 30 ,1996 and December 31, 1995,
    respectively; par value $.01 per share                          34,000            21,000
Additional paid-in capital                                       9,070,000         3,358,000
Retained earnings                                                1,051,000         1,555,000
                                                               -----------       -----------
                                                                10,155,000         4,934,000
                                                               -----------       -----------
                                                               $45,410,000       $32,530,000
                                                               ===========       ===========




      The accompanying notes are an integral part of these balance sheets.

                        CRAIG CONSUMER ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------     -------------------------------
                                                                   1996              1995               1996                1995
                                                                   ----              ----               ----                ----
                                                                        (UNAUDITED)                          (UNAUDITED)
Net Sales                                                      $25,355,000       $23,742,000       $ 50,535,000        $ 60,640,000
Cost of sales                                                   21,123,000        19,896,000         42,406,000          52,018,000
                                                               -----------       -----------       ------------        ------------
          Gross Profit                                           4,232,000         3,846,000          8,129,000           8,622,000
                                                               -----------       -----------       ------------        ------------

Operating Expenses:
     Selling                                                     1,305,000         1,023,000          2,889,000           2,976,000
     General and administrative                                  1,378,000         1,688,000          4,166,000           4,729,000
     Product development                                            54,000            38,000            121,000             110,000
     China organization and preoperating costs                     271,000                --            271,000                  --
                                                               -----------       -----------       ------------        ------------
          Total operating expenses                               3,008,000         2,749,000          7,447,000           7,815,000
                                                               -----------       -----------       ------------        ------------
          Income from operations                                 1,224,000         1,097,000            682,000             807,000
                                                               -----------       -----------       ------------        ------------
Other expense:
     Interest expense                                              527,000           391,000          1,288,000           1,413,000
     Other                                                              --                --                 --               6,000
                                                               -----------       -----------       ------------        ------------
          Total other expense                                      527,000           391,000          1,288,000           1,419,000
                                                               -----------       -----------       ------------        ------------
          Income (loss) before provision for income taxes          697,000           706,000           (606,000)           (612,000)
Income tax expense (benefit)                                       118,000           120,000           (102,000)           (103,000)
                                                               -----------       -----------       ------------        ------------
          Net income (loss)                                    $   579,000       $   586,000       ($   504,000)       ($   509,000)
                                                               ===========       ===========       ============        ============


Net Income (loss) per share                                    $      0.16       $      0.25       ($      0.18)       ($      0.24)
                                                               ===========       ===========       ============        ============

Weighted average shares outstanding                              3,696,236         2,373,051          2,760,718           2,134,441
                                                               ===========       ===========       ============        ============




   The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    1996               1995
                                                                                    ----               ----
                                                                                          (Unaudited)
Cash flows from operating activities:
     Net loss                                                                 ($    504,000)      ($   509,000)
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities ---
         Depreciation and amortization                                              252,000            200,000
         (Increase) decrease in accounts receivable, net                         (9,035,000)         1,885,000
         (Increase) decrease in inventory, net                                   (3,018,000)         4,829,000
         Increase in supplies and prepaid expenses and
            other current assets                                                   (714,000)          (919,000)
         Decrease in other assets                                                   476,000            969,000
         Increase (decrease) in accounts payable and accrued liabilities          1,823,000         (2,930,000)
         Decrease in income taxes payable                                          (119,000)           (38,000)
                                                                               ------------        -----------
            Total adjustments to net loss                                       (10,335,000)         3,996,000
                                                                               ------------        -----------
            Net cash provided by (used in) operating activities                 (10,839,000)         3,487,000
                                                                               ------------        -----------
Cash flows from investing activities:
     Purchases of property and equipment                                           (270,000)           (77,000)
                                                                               ------------        -----------
            Net cash used in investing activities                                  (270,000)           (77,000)
                                                                               ------------        -----------
Cash flows from financing activities:
     Net borrowings (repayments) on notes payable under
         revolving line of credit                                                 5,896,000         (3,652,000)
     Increase in subordinated debt                                                   75,000                 --
     Proceeds received from stock issuance                                        5,725,000                 --
     Capital lease principal payments                                               (17,000)           (15,000)
                                                                               ------------        -----------
            Net cash provided by (used in) financing activities                  11,679,000         (3,667,000)
                                                                               ------------        -----------
     Net increase (decrease) in cash                                                570,000           (257,000)
     Cash, beginning of period                                                      221,000            455,000
                                                                               ------------        -----------
     Cash, end of period                                                       $    791,000        $   198,000
                                                                               ============        ===========

     Supplemental disclosure of cash flow information:
         Cash paid during the period for ---
            Interest                                                           $  1,227,715        $ 1,637,209
                                                                               ============        ===========
            Income taxes                                                       $    139,077        $    51,800
                                                                               ============        ===========




   The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Craig Consumer Electronics, Inc. (referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited financial statements and footnotes thereto be read in conjunction with the December 31, 1995 financial statements and footnotes included in the Company's prospectus dated May 21, 1996.

         The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         The Company does not own significant assets which are considered long-lived assets. Accordingly, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" did not have a material impact on the Company's financial statements upon adoption on January 1, 1996.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to follow the intrinsic value approach prescribed by APBO No. 25 and, accordingly, adoption of SFAS No. 123 had an immaterial effect.

3.       INITIAL PUBLIC OFFERING

         The Company successfully completed its initial public offering of its common stock on May 21, 1996, with the sale of 1.3 million shares. In connection with the Offering, the holders of Series A Preferred Stock executed agreements under which their shares were automatically converted into 1,733,330 shares of Common Stock. In addition, a 3.81-to-one reverse stock split of the Common Stock was completed upon the effectiveness of the Offering.

4.       INCOME OR LOSS PER SHARE

         For the three month periods ended September 30, 1996 and 1995, net income per share equals the net income, divided by the weighted average number of common shares and common equivalent shares (dilutive stock options) outstanding, after giving effect to the conversion of preferred and common shares referred to in Note 3 above. For the nine months ended September 30, 1996 and 1995, the inclusion of common equivalent shares would be anti-dilutive, and accordingly, they are excluded from the loss per share calculations.

5.       ACCOUNTING FOR CHINESE OPERATIONS

         The Company has entered into a venture with an entity in China to establish and operate a product reconditioning and manufacturing facility located in Shenzhen, PRC. The accompanying consolidated financial statements include the accounts of this venture since the Company controls the entity and is recognizing 100 percent of its net loss. All significant intercompany accounts and transactions have been eliminated. Organization and preoperating costs related to the operation, totaling $271,000, have been charged against income from operations during the three months ended September 30, 1996.

6.       BIRDY ELECTRONICS AGREEMENT

         The Company's dispute with Birdy Electronics, Inc. ("Birdy"), referred to in the Company's report on Form 10-Q for the period ended June 30, 1996 has been resolved in an amicable manner. The amount the Company has agreed to pay in installments to Birdy under terms of their agreement totals $3.6 million (of which $600,000 had been paid as of September 30, 1996), which was previously included as a trade payable on the balance sheet of the Company. The agreement also provides for Birdy to sell certain finished product and spare parts to the Company for additional consideration at specified prices. Payments under the agreement are scheduled to be completed by December 31, 1996.

7.       INCOME TAXES

         The provision for income taxes for the three-and nine-month periods reflect the estimated effective rate for the full year. The effective rate reflects the anticipated liability for alternative minimum tax purposes. The Company has net operating losses available to offset the liability for regular tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table is derived from the Company's Statements of Operations, and sets forth, for the periods indicated, selected operating results as a percentage of net sales:

                                       Three Months Ended September   Nine Months Ended September
                                       ----------------------------   ---------------------------
                                            1996          1995            1996           1995
                                            ----          ----            ----           ----
AUDIO SALES                                101.0 %       100.6 %          99.9 %         86.7 %
VIDEO SALES                                 (1.0)         (0.6)            0.1           13.3
                                           -----         -----           -----          -----
TOTAL SALES                                100.0         100.0           100.0          100.0

GROSS MARGIN                                16.7          16.2            16.1           14.2

OPERATING EXPENSES                          11.9          11.6            14.7           12.9

INTEREST EXPENSE                             2.1           1.6             2.5            2.3

INCOME (LOSS) BEFORE TAXES                   2.7           3.0            (1.2)          (1.0)

NET INCOME (LOSS)                            2.3 %         2.5 %          (1.0)%         (0.8)%
                                           =====         =====           =====          =====




THIRD QUARTER 1996 COMPARED TO THIRD QUARTER FISCAL 1995

         The Company operates within an industry which is particularly seasonal, which is demonstrated annually with lower sales during the first six months of the year, in comparison to the remaining or final six months of each year.

         Sales achieved during the third quarter of 1996 were higher by approximately $1.6 Million compared to the same quarter of the previous year. Higher sales of Audio products accounted for the entire revenue increase and marked a turning point in the company's product mix strategy. Belated returns of some of the company's discontinued video product line slightly reduced net sales for the quarter.

         Despite a relatively weak sales climate for the industry in which it competes, the Company was successful in improving its gross margin by .5%, while gross profit in dollars increased, by approximately $400,000 for the third quarter of 1996, when compared to the same quarter a year earlier.

         Total operating expenses were higher by approximately $259,000. As a percentage of sales, operating expenses for the quarter were 11.9% versus 11.6%, compared with the same period of 1995. Contributing to the increase in expenses were preoperating costs of the Chinese operation, totaling $271,000, as well as increased marketing expenses related to greater promotional activity.

         Included in operating expenses for the third quarter of 1996 were approximately $52,000 in compensation expense resulting from the termination of the Company's former phantom stock plan. The participants in the terminated phantom stock plan received promissory notes totaling $206,800, bearing interest at eight percent per year. Full payment of the notes is contingent upon continued service of these individuals in their respective capacities until May 21, 1997. Payment of the notes will occur over four years, with semiannual interest payments commencing November 1, 1996, and fully amortized, semiannual principal payments commencing May 1, 1997.

         For the third quarter, 1996 interest expense was higher than in the prior year, as a result of increased usage of the credit facility and trade payables from suppliers. Year-to-date interest expense decreased by approximately $125,000 or 9% during the nine months ended September 30, 1996, as a result of decreased borrowing during the first two quarters, during which the Initial Public Offering occurred.

         Sales during the third quarter have been limited, for the most part, to audio products. Management had anticipated the ability to begin marketing telephone products, such as telephones and other telephone devices, including answering machines, however product delays and defects in certain of the products intended to be sold have slowed the ability to effectively generate sales in these product categories. Additionally, the threat of a tariff on foreign manufactured telephone and telephone related products has somewhat stifled the marketplace for these products during the year thus far.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $10,839,000 in the first nine months of 1996, compared with net cash provided by operating activities of $3,487,000 during the similar nine month period of the previous 1995 fiscal year. For the most part, the cash was used to finance growth of accounts receivable of approximately $9 million, as customer payments on account were made more slowly in 1996 than in the preceeding year-to-date period. Customer payment trends reflect softness in the retail sector in which the Company's customers do business. Inventory, up $3 million year-to-date through September 30, 1996, reflects a seasonal pattern in the Company's business, as it gears up for the final and typically busiest quarter of the year. In 1995, the Company had been reducing inventory levels throughout the corresponding period, to compensate for unnecessarily high inventory remaining at December 31, 1994, at the end of the busy season of that year. Cash was provided by utilizing the Company's proceeds of approximately $5.7 million from its Initial Public Offering, and $5.9 million from its revolving credit facility.

         The Company's line of credit is collateralized specifically by its accounts receivable and inventory. Exclusions from the borrowing base include any inventory which the Company has transferred to the Chinese operation for reconditioning. This exclusion is effective until the product is in transit on its return to the Company in saleable condition. This excluded inventory totaled $4.6 million as of September 30, 1996. The amount of inventory currently held by the Company's operation in China will, over the foreseeable future, be monitored and eventually management will attempt to reduce such inventory to a smaller percentage of the Company's total inventory. There are risks associated with the maintenance of excessive inventory, relative to the Company's total assets, in the Peoples Republic of China, including, particularly, the risk of expropriation by the Chinese government and limits on the ability to move and export the products in a timely fashion. Management intends to continue to work with the Chinese partner and otherwise to expedite the handling of inventory in China to manage turnover and to control the inventory maintained in China.

         Borrowing availability under the Company's revolving line of credit facility amounted to $2,838,000 at September 30, 1996. The Company believes that cash generated from operations, together with bank borrowing, trade credit lines, and other financing vehicles will be adequate to meet the Company's cash needs for working capital and capital expenditures through at least the next 12 months. The Company's revolving line of credit agreement expires in August of 1997. However, management believes that it will then be extended under the first of two one-year extension periods, or it will be replaced by a facility with another institution.

         No significant debt payments are anticipated to be made until May 1, 1997, when the first semiannual principal payments totaling approximately $149,000 will become due under both the subordinated debt and promissory notes (promissory notes which were issued to former participants in the terminated Phantom Stock Plan). Under terms of these debt agreements, no payment will be made to the extent that such payment would cause any violation or default of any material agreement to which the Company is a party, including its bank line of credit agreement.

                                     PART II


Item 1.       Legal Proceedings

         The Company's dispute with Birdy Electronics, Inc. ("Birdy"), referred to in the Company's report on Form 10-Q for the period ended June 30, 1996 has been resolved in an amicable manner. The amount the Company has agreed to pay in installments to Birdy under terms of their agreement totals $3.6 million (of which $600,000 had been paid as of September 30, 1996), which was previously included as a trade payable on the balance sheet of the Company. The agreement also provides for Birdy to sell certain finished product and spare parts to the Company for additional consideration at specified prices. Payments under the agreement are scheduled to be completed by December 31, 1996.

         The Company's Canadian distribution arrangement with an entity known as Carr-Tech Distributing ("Carr-Tech") has effectively been terminated and Carr-Tech has been taken over by a receiver. The Company is negotiating with the receiver to resolve the outstanding account balances between Carr-Tech and the Company and to acquire certain items of the Company's and other inventory formerly being distributed by Carr-Tech. Management anticipates an amicable resolution of the balances and the purchase of inventory from the receiver. However, the inability to resolve this matter in an expeditious fashion, could affect the Company's ability to market products in Canada in the future and, currently, Canadian sales are not being generated in any meaningful way. To the extent the Company is unable to negotiate an amicable resolution of its relationship with Carr-Tech's receiver, there is some risk that litigation could proceed, however, management does not consider the risk of such litigation material to the Company's overall financial condition.




Item 6. Exhibits and Reports on Form 8-K filed during the quarter ended September 30, 1996

              Exhibit 27 -- Financial Data Schedule.

              There were no reports on Form 8-K filed during the reporting period.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAIG CONSUMER ELECTRONICS, INC.
--------------------------------
(Registrant)

Date:  November 13, 1996
                                        /s/ RICHARD I. BERGER
                                        ----------------------------------------
                                        Richard I. Berger
                                        Chairman of the Board of Directors and
                                        President (Principal Executive Officer),
                                        Director

Date:  November 13, 1996
                                        /s/ DONNA RICHARDSON
                                        ----------------------------------------
                                        Donna Richardson
                                        Treasurer and Chief Financial Officer
                                        (Principal Accounting Officer)