Form 10-K
period 1996-12-31
CRAIG CONSUMER ELECTRONICS INC
filed 1997-04-15
CIK 1009869

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                            (MARK ONE)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                    OR
  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM --------------- TO
         ---------------

                         COMMISSION FILE NUMBER 0-27882
                        CRAIG CONSUMER ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-4228391
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

13845 ARTESIA BOULEVARD, CERRITOS, CALIFORNIA                   90703-9000
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (562) 926-9944

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     none

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          common stock, $.01 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]
================================================================================

INSTRUCTIONS:

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

     NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

     At April 11, 1997, the aggregate market value of common stock held by non-affiliates (based on the closing sale price of the Registrant's common stock on the NASDAQ, and for the purpose of this computation only, on the assumption that all of the Registrant's directors, officers and holders of 10% or more of the Registrant's common stock are affiliates) of the Registrant was approximately $1,178,125.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes  [ ]     No  [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     At April 11, 1997, the number of shares of common stock outstanding was 3,434,441.

                      DOCUMENTS INCORPORATED BY REFERENCE

INSTRUCTIONS:

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                                        Exhibit Index at page 32

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
           Item 1.    Business........................................................     1
           Item 2.    Properties......................................................     12
           Item 3.    Legal Proceedings...............................................     12
           Item 4.    Submission of Matters to a Vote of Security Holders.............     13
PART II
           Item 5.    Market for the Registrant's Common Stock and Related Stockholder
                        Matters.......................................................     13
           Item 6.    Selected Financial Data.........................................     14
           Item 7.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.........................................     15
           Item 8.    Financial Statements and Supplementary Data.....................     23
           Item 9.    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure..........................................     24
PART III
           Item 10.   Directors and Executive Officers of the Registrant..............     24
           Item 11.   Executive Compensation..........................................     26
           Item 12.   Security Ownership of Certain Beneficial Owners and
                        Management....................................................     30
           Item 13.   Certain Relationships and Related Transactions..................     30
PART IV
           Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
                        8-K...........................................................     32
SIGNATURES............................................................................     34

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Craig Consumer Electronics, Inc. (the "Company") designs and markets brand name consumer electronic products under its trademark, "Craig."(R) The Company offers value-oriented products with features the Company believes are comparable to those of its higher-priced competitors. The Company's products are sold through over 200 retailers with approximately 15,000 retail outlets, including major retail chains, such as Best Buy, Circuit City, Thrifty Payless, Rex, Ames Department Stores, Hills Department Stores, and Rite Aid, and other mass merchandisers, such as K-Mart Corporation and Price Costco. The Company also sells through catalog and direct marketing organizations, such as the QVC Network, Fingerhut, and Amway.

     In 1989, the Company acquired certain assets of an operating division of Bercor, Inc. ("Bercor"), a publicly-owned company. Bercor was, in turn, the successor to Craig Corporation, which began to market and sell consumer electronics products under the "Craig" brand name during the late 1950's. Craig Corporation went public during 1968 and was listed on the New York Stock Exchange.

     In 1985, Craig Corporation sold its consumer electronics division, along with the rights to use the tradename and trademark "Craig" to Bercor, a publicly-owned distribution company which distributed numerous products for other manufacturers, including appliances, toys, hair care products, stationery, and other unrelated product lines that are not sold by the Company. Bercor continued to distribute other manufacturers' products including non-proprietary and other non-branded products as an independent distributor and reseller. The Company believes that the business currently conducted by the Company constituted approximately 20% of the business of Bercor by 1988. During the late 1980's, Bercor suffered from the growth of mass merchandising and increasing direct sales by manufacturers as well as other pressures endemic to independent distribution businesses during such period. Bercor filed for bankruptcy protection pursuant to Chapter 11 of the United States Bankruptcy Code on June 23, 1988.

     Bercor, of which Richard Berger was a founder, executive officer, and director, attributed its need to file for bankruptcy to an unwillingness of major suppliers to extend credit, difficulties in obtaining necessary capital for operations from its principal secured lenders (a function of the collectability of receivables, excess inventory in certain product categories, and obsolescence), and excessive operating expenses given the cash flow impact of the receivable and inventory problems that affected product supply and, in turn, sales, in addition to the aforementioned problems endemic to the independent distribution business.

     The Company acquired the assets of what was then the Craig Consumer Electronics Division of Bercor pursuant to a Plan of Reorganization dated June 20, 1989 (the "Plan of Reorganization"). Since 1989, the Company has continued to operate the business formerly conducted by the Craig Consumer Electronics Division of Bercor. As part of the Plan of Reorganization, certain creditors of Bercor received shares of capital stock of the Company. The shares of Common Stock held by the Company's four principal stockholders (including the shares distributed to former creditors of Bercor) were acquired by BJRM, Inc., an affiliate of such stockholders, which was merged with the Company in December of 1992. The merger resulted in the four principal stockholders owning all of the capital stock of the Company. On May 21, 1996, the Company completed an initial public offering for the sale of 1,262,500 shares of Common Stock at a price of $5.50 per share. Shortly thereafter, the underwriters exercised an over-allotment option and purchased an additional 37,500 shares of Common Stock from the Company.

     The Company has emphasized the design and marketing of mobile audio electronic products (such as car stereos), portable audio products (such as "boom boxes" and small personal stereos) and home audio systems (such as compact music centers). The Company entered the telecommunications business in 1996 (principally, the sale of telephone products) as part of its strategy to expand into related products. The Company has realized gross margins exceeding 16% over the last three years on sales of its audio electronic products (excluding the effect of the change in accounting -- see Note 1 to the financial statements). The Company formerly sold video products (such as televisions and VCR's), however, the Company's recent strategy has been to discontinue sales of video products, and the Company did not make substantial sales of video products during 1996. The Company will instead devote the principal portion of its resources to the design and distribution of audio electronic and peripheral products. Primarily due to its increasing focus on the sale of audio products, the Company's operating income totalled $2.3 million in each of 1994 and 1995, although overall sales were $16.9 million lower in 1995 than in 1994. Sales were approximately $8.0 million lower in 1996 than in 1995, and the Company suffered an operating loss of approximately $3.7 million in 1996. This loss is attributable to several factors, including a weakening of the industry, and a decrease in margins due to competitive pressures and a change in the Company's accounting for certain "Vendor Credits". See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an in-depth discussion regarding the Company's financial results for these periods.

     According to the most recent data compiled by the Consumer Electronics Manufacturers Association ("CEMA"), a section of the Electronics Industry Association, it is estimated that total factory sales of consumer electronics products were $65.7 billion during 1996 and will total $69.5 billion in 1997. During 1996, according to CEMA data, it is estimated that approximately 7 million audio systems, 23 million compact disc ("CD") players (including portables and home CD players), and 37 million tape players were sold. According to the CEMA sales outlet figures, the estimated average price for these products during the 1996 year is, in each category, greater than the Company's average price for the same product categories.

BUSINESS STRATEGY

     In recent years, the Company has emphasized the design of audio products marketed under the "Craig" brand name, including specifically products designed for the home, mobile and portable user, including "boom boxes" and personal stereos. The Company experienced lower and declining gross margins in its former video product categories, due to returns, component supply, overall market conditions, and associated problems. As a result, the Company severely limited sales of video products during 1995, did not make substantial sales of video products during 1996, and will continue to devote the principal portion of the Company's resources to the design, sourcing, sale, and distribution of audio electronic, and related products. The Company, assuming the necessary available resources, also intends to more aggressively market telephone products and to market all of its products internationally. Management believes growth in international sales is critical to the Company's ability to expand its sales base, particularly given the Company's focus on products using available technology. The following table demonstrates the Company's increasing emphasis on audio electronic products:

                        NET SALES BY PRODUCT CATEGORIES
                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                      1992         1993         1994        1995        1996
                                     -------     --------     --------     -------     -------
    Audio and audio peripherals....  $34,052     $ 53,029     $ 71,432     $80,710     $80,315
    Telephones.....................       --           --           --          --         398
    Video..........................   45,256       48,186       34,207       7,966         (81)
                                     -------     --------     --------     -------     -------
              Total................  $79,308     $101,215     $105,639     $88,676     $80,632
                                     =======     ========     ========     =======     =======

     The Company's objective is to establish itself as a leading supplier of brand name value-oriented audio electronic and peripheral products. The Company has conceived various strategies to generate the revenue growth needed to achieve this primary objective. In addition to the following strategies, the Company will continue to be responsive to consumer demand in the design and marketing of its audio and other products. In addition to the Company's current business, future strategies include all of the following:

          - Expand Domestic Distribution. The Company will continue to expand its domestic distribution channels and outlets. In this regard, during the fourth quarter of 1996 and the first quarter of 1997, the Company has established new distribution relationships with Future Shops, Service Merchandise and Venture Stores. The Company also intends to expand its presence in other channels of distribution. It has developed targeted programs to achieve greater market share in the drug, hardware and premium distribution channels. In order to support the aggressive sales and marketing strategies it has developed, the Company has added personnel staffing in both areas. The direct field sales organization has been more than doubled with three additional positions in the U.S. market and a direct sales person handling Canada. A dedicated marketing department has been formed of experienced professionals to act as the link between the factories in Asia and the customer.

          - Expand Internationally. The Company currently sells its products for export to customers located in Australia, Brazil, Canada, Chile, Germany, Japan, Mexico, and Panama. However, less than 2% and 3% of 1995 and 1996 net sales, respectively, were to customers located were in these foreign countries. The Company is working to improve its ability to enhance its sales and marketing efforts in these countries, as well as to market products in other countries throughout the world. The Company has also restructured its Canadian distribution relationships and sells directly to merchandisers in Canada, rather than through a third-party distributor.

          - Reduce Interest Expense. Maintaining a reasonable cost of funds is important to the Company's business given competitive pressure on margins in the industry. Prior to the Company's initial public offering in May 1996, the Company paid relatively higher average rates of interest on the unsecured portion of its borrowing used to finance its inventory purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's overall financial condition will likely have to improve somewhat in the foreseeable future to make available favorable vendor or other unsecured third-party financing. The Company has fully utilized its existing senior revolving bank line of credit more frequently during 1996, which is significantly less costly for greater amounts of purchasing. During 1997 and thereafter, the Company may be required to pay higher than historical rates for its financing due to its current financial condition. Management's strategy is to continue to negotiate with various financing sources as the Company's financial condition improves to attempt to reduce average overall rates. Management intends to continually focus on ways to reduce the cost of funds to the Company.

          - Expand Consumer Product Lines. The Company believes that it can successfully enter new product categories due to the strong consumer acceptance the Craig brand has built during its more than 65 years in the U.S. market. The results of an April 1996 independent study conducted for the Company by the Verity Group, a market research firm specializing in the consumer electronics industry, indicates that customers display a strong brand recognition and product confidence level when purchasing Craig branded products. Despite the fact that industry-wide manufacturing delays of up to 120 days were created after President Clinton threatened to impose sanctions by the United States (to become effective June 17, 1996) which could have imposed a 100% tariff on telephones and answering devices made in the People's Republic of China (the "PRC"), the Company introduced various consumer telecommunications products during 1996, including a line of corded and cordless telephones, feature phones and digital answering systems. If the threatened tariffs had not been lifted as a result of the renewal of the PRC's Most Favored Nation trade status by the Clinton Administration, the Company's ability to undertake meaningful expansion into this product category would have been severely limited. The Company is continually exploring the market potential for other new product lines such as competitively priced audio home theater systems, microwave ovens, citizen's band radios, mobile security systems, mobile navigation systems, youth electronics and watches. Entry into these product categories may be implemented either through acquisition or direct entry into the such markets.

          The Company plans to expand its "sports audio" category with several personal CD and solar/DC portable audio models under the Craig "Marathon Sports" name. The Company also plans to introduce its first home theater surround sound system. The Company applied for and was granted trademarks including "Craig Home Theater...the best sound around," and "Craig Marathon Sports."

          - Increase Margins, Improve Cash Flow by Reconditioning at the Chinese Joint Venture Facility. The industry, in general, and the Company, in particular, incur costs of returned products, due to liberal return policies of American retailers and other causes. The Company has historically accepted products for return and reconditioning at its Cerritos facility (or returned them to vendors at Company expense).

     In 1995, the Company entered into a joint venture known as Shenzhen Kuoli Electronics, Ltd. (the "Initial Chinese Joint Venture"), of which it is a 50% owner, for the purpose of establishing and operating a facility to recondition the Company's products. The Company commenced processing of products at the Initial Chinese Joint Venture facility, located in Shenzhen, PRC, in January, 1996. On January 23, 1997, the Company gave official notice to its joint venture partner of its intent to terminate and liquidate the Initial Chinese Joint Venture due to the fact that the Initial Chinese Joint Venture experienced unanticipated delays and difficulties in dealing with PRC Customs and it failed to attain production goals. The Company is currently finalizing negotiations to complete termination of the Initial Chinese Joint Venture Agreement. Effective February 1, 1997, the Company and Zhuhai Special Economic Zone Min Guang Industrial Co. entered into a new joint venture known as Zhuhai Craig Electronics Co. Ltd. (the "Chinese Joint Venture") for the same purposes as the Initial Chinese Joint Venture. Although the Company does not intend to use the joint venture facility in the immediate future for purposes other than reconditioning, it is possible that the Chinese Joint Venture could be used to assemble original products that are currently outsourced to other vendors and could recondition products for other manufacturers. The Company intends to conduct reconditioning of product returns and other ancillary manufacturing services predominately at a facility leased in the PRC by the Chinese Joint Venture. In 1996, the Company experienced unanticipated delays in reconditioning products at the Initial Chinese Joint Venture facility. See "Management's Discussion and Analysis -- Liquidity." Although there can be no assurances, the Company believes that, in 1997 and beyond, reconditioning products in the PRC will enhance cash flow by enhancing its ability to more quickly and efficiently process and sell reconditioned goods. Generally, the Company cannot borrow on "C goods" as it can against new inventory and receivables. Therefore, quicker turnaround or conversion of "C goods" into "A goods" and sale of reconditioned goods will generate greater borrowing availability under the Company's secured line of credit.

PRODUCT LINES

     The Company's core business will consist primarily of audio products for the foreseeable future. The Company's positioning strategy is to design and sell high quality, well featured products targeted to the value oriented consumer. In 1997, the Company offers more than 100 different products in well established categories ranging in suggested retail price from approximately $7.00 to $300.00.

     The Company's philosophy is to market products that are designed to be attractive to the consumer seeking an alternative to higher priced audio products. The Company believes, based on research and consumer feedback, that the Craig brand name is well accepted among the large segment of value oriented retail consumers, based on its ability to provide an attractive combination of price and performance. The Company's presence in the U.S. market for over 65 years plays a significant value added benefit in this acceptance.

     A key to successfully positioning high quality, well featured products in the value priced segment is the Company's primary pursuit of product categories with well established technologies, eliminating a significant amount of up front research and development expense and the high costs attributed to pioneering new product concepts to the consumer. Among the Company's products are as follows:

     Home and Portable Audio Products.
     - Home stereo systems
     - Portable CD systems with detachable speakers
     - Portable CD systems with single cassette decks
     - Portable CD systems with dual cassette decks
     - Personal CD players
     - Portable single cassette recorders
     - Portable dual cassette recorders
     - Personal electronic devices
     - Marathon Sports electronics

     - Electronic clock radios
     - Hand-held microcassette recorders for voice-activated recording

     Mobile Audio Products.
     - Stereo CD players/receivers
     - CD changers
     - Stereo cassette players/receivers
     - Amplifiers
     - Speaker systems

     Telecommunications Products.
     - 10 and 25 channel cordless telephones
     - 10 and 25 channel cordless telephones with clock radios
     - 10 and 25 channel cordless telephones with caller ID
     - Digital answering systems

     The Company's philosophy is to market products that are designed to be attractive to the consumer seeking an alternative to higher-priced audio products. The Company believes the Craig brand name is well accepted among the value-oriented retail consumer group based on the Company's ability to provide an attractive combination of price, presentation, marketing, promotions and performance. The Company believes that its engineering and quality assurance controls help the Company maintain its competitiveness relative to other entities that sell products in the same product categories at the same price point. Timely response to market demand for design changes, selection of features, and maintaining good relationships with its manufacturers are critical to maintaining the quality of the Company's products and its ability to compete.

     The Company offers, at any given point in time, between six and ten separate models of Home Audio Systems. Typically, these are micro and midi systems that include single and multiple-disc CD players, cassette recorders, and AM/FM stereo tuners. In addition, the Company markets and sells a wide variety of portable and personal stereo models. The Company markets and sells approximately 28 portable audio stereo systems that incorporate CD players, cassette recorders and AM/FM stereo tuners, commonly referred to as "Boom Boxes." The Company offers approximately 19 separate models of personal CD and cassette players with AM/FM tuners. The Company's personal CD players are adaptable to expand home audio systems or use in conjunction with mobile audio systems. The Company also offers two handheld microcassette recorders with voice-activated systems and seven models of clock radios.

     In the mobile audio category, the Company currently markets approximately 24 models of cassette stereos and CD players for automobiles. The Company believes that its price for these automobile stereo systems is competitive given the features employed in each device. The Company also markets a variety of amplifiers and speakers to complement its mobile audio products.

MARKETING AND CUSTOMERS

     The Company sells its products through multiple channels such as large mass merchandising retailers, including major retail chains (such as Best Buy, Circuit City, Thrifty Payless, Rex, Ames Department Stores, Hills Department Stores and Rite Aid) and general mass merchandisers (such as K-Mart Corporation and Price Costco). Additionally, the Company offers its products through direct marketing organizations such as QVC Network, Fingerhut, and Amway, and through independent distributors.

     The Company has added three new regional vice presidents, bringing to six the number responsible for sales in various geographic regions throughout the United States. The Company has also added an individual responsible for sales throughout Canada. The Company believes that these additions will enable the Company to achieve significantly better market penetration and account coverage. Additionally, the Company has 20 independent sales organizations that are paid commission based on the amount of their net sales.

     The Company does not undertake any direct independent advertising. Advertising of the Craig brand is done almost exclusively by the Company's customers, at the request of the Company or in consideration of payments or other concessions. Advertising undertaken by the Company's customers generally tends to promote the Company's brand name by advertising in newspapers and other publications, catalogs, flyers, and by display point-of-purchase advertising. The amount of such advertising increased greatly during 1996 as a result of aggressive consumer value added programs the Company offered. It is anticipated similar programs will continue to generate similar support throughout most of 1997.

     The Company markets its products through regional distribution channels and its sales staff and by appearance at trade shows, including the annual Consumer Electronics Show in Las Vegas, Nevada in January. The Company does not market its products at "boutique" stereo stores or attempt to compete with products at significantly higher price points. The Company does not have any long-term commitments from its customers for the purchase of products on an ongoing basis.

     The Company's largest customers account for a significant portion of the Company's sales. The Company's largest customer, Best Buy, accounted for approximately 24%, 35% and 25% of the Company's sales during 1994, 1995 and 1996, respectively. With the exception of Circuit City, which accounted for approximately 22% of the Company's sales in 1996, no other single customer accounted for more than 10% of the Company's sales in those years. The Company's top five customers accounted for approximately 59% of total sales during 1995 and approximately 55% of total sales in 1996. The Company believes its relationship with these significant customers continues to be good. However, the Company is attempting to diversify the Company's customer's base, including diversification into other geographic markets.

DESIGN AND MANUFACTURE OF PRODUCTS

     The Company is responsible for the final design and manufacturing specifications of its products. Actual assembly, utilizing components specified by the Company, is outsourced to contract manufacturers in accordance with specifications mandated by the Company. The Company determines the specific options desired on each product and product line and makes decisions about the product function features and cosmetic and packaging designs to be employed in each product. The Company's Hong Kong office implements the selection and acquisition process and oversees product sourcing and the design and development that is undertaken in conjunction with the Company's contract manufacturers. Personnel at the Hong Kong office also enable the Company to monitor quality control and timeliness of product deliveries. The Company believes that such oversight by its Hong Kong office will help the Company achieve its goal to increase overall average margins for the Company's products, although no assurances can be given that these objectives are obtainable.

     The Company's strategy does not involve extensive research and development or significant marketing expenditures, which are typically associated with bringing new technology to consumer markets at a price point that would allow the Company to compete effectively. The Company believes that product development employing technologically advanced "state of the art" products such as digital audio tape ("DAT"), digital video disk ("DVD") and mini disc players are not an effective use of the Company's resources and the Company's resources do not allow this type of product development. The Company has relied instead upon design and acquisition of its products and employment of market tested, currently available technology to bring products to market in an expedient fashion. The Company is dependent upon response to and incorporation of technological developments in adding new products, new features and additional stylistic modifications in order to continue to grow the business and effect sales of products that satisfy consumer demand. The Company hopes to continue to explore evolving technology without the expenditure of funds for progressive research and development. Instead, the Company intends to focus its product development efforts (including design, testing, and feature selection) on the design and refinement of basic audio products that do not involve significant technological advances.

     In designing products, the Company attempts to select features and cosmetic characteristics that will enable the Company to compete at its price point. Given the Company's technological limitations, selection of features and appearance of the Company's products can be critical. Typically, the Company's contract manufacturers produce prototypes that are examined and tested by the Company's engineering and design team, modifications are made, and manufacturing time is committed to create the number of products in each product category selected by the Company's management.

     The Company's four largest manufacturers/suppliers are Hong Kong companies with facilities located in the PRC. During 1995 and 1996, these manufacturers supplied over 50% of the Company's total product supply. Other manufacturers utilized by the Company are located in South Korea and elsewhere in Asia. To the extent any of these significant suppliers were unable to devote the necessary manufacturing capacity to the production of the Company's products or to the extent the Company suffered any other limitation in its ability to manufacture products using these manufacturers, the Company's business could be interrupted and adversely affected. Currently, the Company is purchasing products from approximately 25 suppliers and plans to purchase from up to five to ten new suppliers to limit the risk of supply concentration. The Company changes suppliers from time to time as market conditions require. Substantially all of these suppliers assemble products with some critical components manufactured by third parties. The Company believes that this is the standard method of operating and contracting for the manufacture of products in the consumer electronics industry. The Company has on-site trained and skilled personnel to monitor, inspect and facilitate timely manufacture and delivery of products produced to the Company's specifications.

     The Company does not have long-term contractual relationships with its manufacturers in the PRC and elsewhere. Instead, the Company must design and source these products on a case-by-case basis in an attempt to meet the demand of its customers. The Company imports products by ocean freight, typically to Los Angeles, and stores the products in a warehouse for shipment to customers.

     The Company considers its relationships with its overseas manufacturers to be good and believes that, absent extreme circumstances affecting the supply of materials or the demand on manufacturing time, the supply of products should be available when needed. Although the Company does believe that there are alternative sources of supply, should the Company be required to obtain a commitment for manufacturing time from a new manufacturer due to the failure of any manufacturer to satisfactorily meet its commitments, it may be difficult to produce and import products in a timely fashion that could be sold profitably.

PRODUCT DEVELOPMENT

     The Company does not devote a substantial amount of its resources to research and development in order to create completely new products, but instead devotes its resources to quality assurance, the upgrading of design of the Company's products, and the testing and packaging of the Company's products. The Company adopts existing technologies which are generally available to the manufacturers with whom the Company contracts for production of its products. In establishing the specification for the Company's contract manufacturers, the products must be engineered and tested to produce cost-effective products which adapt and implement the available technology and features that the Company believes to be marketable to its target consumers. The Company and its contract manufacturers utilize various processing laboratories, such as Underwriters' Laboratories and other testing agencies to obtain laboratory approvals for its products as required by the majority of the Company's customers and, in certain circumstances, by applicable state laws relating to consumer protection.

PRODUCT RETURNS AND RECONDITIONED PRODUCTS

     As is typical of the consumer electronics industry, the Company incurs expenses in connection with the return of products. Such returns may result from defective goods, inadequate performance relative to customer expectations, improper handling during transportation, improper packaging, liberal retailer return policies and other causes which may be beyond the Company's control. During 1994, 1995 and 1996, the Company received product returns totaling approximately 13.5%, 12.9%, and 12.3% of total units shipped, respectively. Although the Company experiences returns due to product defects, the Company believes that the majority of returns are the result of liberal return policies by retailers and are beyond the control of the Company. The Company attempts to minimize returns due to product defects by imposing quality assurance and engineering standards in order to limit the effect of returns for manufacturing or other defects or operational problems. The Company's presence in Hong Kong enables the Company to perform engineering evaluations and monitor the quality controls of its various manufacturers. As a proposal to make a line of products is evolving, the Company reviews the process and attempts to impose engineering and product quality assurance standards upon the manufacturers. The Company may discontinue purchasing from a manufacturer if that manufacturer fails to satisfy the Company's specifications or if excessive returns result from a given product or line of products despite a manufacturer's apparent compliance with these quality control standards.

     At the Company's Cerritos, California headquarters and main operating facility, the Company devotes a limited portion of its space to reconditioning returned products for resale as "B goods" (specifically, goods manufactured, reconditioned and sold "as is" or with a limited warranty). Regardless of the reason for product returns, products that are returned may only be reconditioned and resold as "B goods" in accordance with applicable Federal and State laws regulating consumer trade. Such "B goods" are typically reconditioned and sold at lower prices than comparable non-returned goods. The Company markets "B goods" in the United States and to a lesser extent in Mexico and elsewhere in Central and South America. The Company has attempted to phase out reconditioning on any significant scale at its Cerritos facility in favor of using the Chinese Joint Venture. The Company expects that the Chinese Joint Venture will allow the Company to recondition returned products at a lower cost and to resell those products more quickly and in certain cases, at higher prices than previously realized on reconditioned goods.

     The Company entered into the Chinese Joint Venture for the operation of a reconditioning and assembly facility in the area of Zhuhai, PRC. The Chinese Joint Venture will recondition products for the Company and may eventually be used as a manufacturing facility to manufacture certain audio products for the Company. The Company's Chinese Joint Venture operates a 6,295 square meter factory with an adjoining 3,505 square meter dormitory and canteen for local employees working in the facility. The facility has the capacity to recondition up to approximately 10,000 units per month, and the Company believes that, given its current staffing, this capacity far exceeds the amount of product to be reconditioned at the Chinese facility. The Initial Chinese Joint Venture facility commenced limited operations to recondition products in January 1996, and as of December 31, 1996, had effectively reconditioned approximately 82,000 units for return to the Company. Although the Company cannot estimate with any certainty the cost savings associated with the operation of the Chinese Joint Venture facility, the Company believes that there will be significant cost savings associated with the reconditioning of products in China, assuming that product returns continue to represent the same percentage of total units shipped, and assuming a moderate amount of sales growth. The Company anticipates that the majority of the products will be capable of being reconditioned at the Chinese Joint Venture facility and sold in the United States and elsewhere as original goods, not subject to the significant reduction in price associated with "B goods." The Company's ability to sell reconditioned goods in the United States as anything other than "B goods" is likely to be limited to goods that have only cosmetic or packaging defects that can be corrected by complete replacement of the affected part or packaging. The company cannot anticipate what percentage of these returned products can be sold in the United States or elsewhere as other than "B goods."

     The company's inventory of "B goods" has increased from 2.9% at December 31, 1994 to 5.4% at December 31, 1995, to 4.6% at December 31, 1996. This
aggregate increase is a result of a decrease in inventory levels as of year-end 1995 and of the Company's own efforts to minimize the amount of products that are returned to vendors for repair (generally undertaken at the Company's expense). The Chinese Joint Venture facility should allow the Company to employ new components and other materials in the reconditioning process, which will hopefully accelerate the processing of returned goods and enable the Company, in certain instances, to sell these products as other than "B goods."

     The Company generally provides warranties on certain of its products which range in duration from three months to one year. The Company does not currently offer an extended service contract. The Company receives limited product support from various of its manufacturers and certain major suppliers provide product support or arrangements pursuant to which the Company may receive arrangements that generally involve credits for defective merchandise. The Company processes warranty claims through its main office and accepts returned merchandise and reconditions that merchandise as an incident to the Company's warranties. Certain of the Company's products are approved through Underwriters' Laboratories or similar testing agencies.

BACKLOG

     The Company's larger customers typically place firm orders only 30 to 90 days in advance of the anticipated delivery date. Additionally, these customers may from time to time publish forecasts for 90 days in advance of their particular product needs. The Company, due to its method of designing and supplying products, frequently obtains inventory in advance of orders to fill forecasted demand. However, the Company periodically receives orders for products for which the Company does not have supply commitments or inventory. The Company's failure to fulfill an order in such a situation could result in a loss of a significant customer or extraordinary expense in supplying the particular product. The Company's attempt to obtain manufacturing commitments based on the forecasted demand of its customers and consumer demand for the Company's products does not generally create what in most industries would be considered backlog that is material to the Company's business. The company does receive orders for which supply commitments must be obtained. However, any substantial backlog is eliminated at the end of the Company's fourth quarter.

PROPRIETARY PROTECTIONS AND TRADEMARKS

     The Company has ten registered trademarks in the United States. The most critical trademark owned by the Company is the name "Craig" and the associated script logo. The name CRAIG(R) has been trademarked or a trademark application is pending in more than 64 countries. The Company believes that the CRAIG(R) trademark is critical in order to continue to effectively market the Company's products. The company does not consider the other Company trademarks material to its business, although the Company intends to protect its interest in those trademarks.

     The Company believes that it has proprietary protection for the CRAIG(R) trademark in those foreign countries in which sales of the Company's products are currently targeted, with the exception of Argentina and Paraguay. In Argentina, the Company is party to a dispute with an individual who has evidently trademarked the name "Craig," but not for consumer electronics purposes. The Company is unable to predict the outcome of this trademark dispute. Additionally, the Company's trademark has not been perfected in Paraguay.

COMPETITION

     The consumer electronics industry is extremely competitive and is dominated by well-capitalized and diverse companies. Demand for products lessened significantly during 1996 and the soft market has intensified competition. The Company faces competition from both foreign manufacturers and importers of products made by third-party manufacturers at its price point. The most significant direct competitors to the Company are Emerson, RCA, Audiovox, Sanyo, Koss, and International Jensen. Other competitors include the major brands such as Sony, Panasonic, JVC, Kenwood, and Aiwa, and other companies that do not necessarily emphasize the price point in which the Company attempts to sell its products. The Company's current financing capacity could also affect its competitive position inasmuch as better capitalized or financed entities may have the ability to obtain a more consistent or less-costly supply of products than is made available to the Company.

     Because the Company does not have the resources to undertake the research necessary to implement significant technological advances, the Company is dependent upon its ability to select products applying available technology and to timely deliver them to market in order to maintain its competitive advantage and margins. Although the capital requirements of the business and the ability to obtain consumer electronic products do not provide a significant barrier to entry, product and name recognition are likely to have a material impact on the ability to effectively enter the market due to the associated marketing costs.

     At the price point at which the Company competes, several of the Company's competitors have, and future potential competitors may have, substantially greater financial, marketing, distribution, and other resources than the Company and have, or may have, greater name recognition and market acceptance of their products. There can be no assurance that product developments and technological advances will not reduce the cost of higher-end products that would not directly compete with the Company's products but for such advances which would adversely affect the Company's ability to market its products in the value-oriented niche. Notwithstanding the risk that technological developments will result in products that the Company cannot effectively acquire and market, the Company is at the same time dependent upon technological advances in order to continue to market products that continue to evolve in a manner that makes the products appealing to consumers on a year-to-year basis.

OPERATIONS IN HONG KONG AND THE PRC

     As discussed earlier herein, the Company's four largest manufacturers/suppliers are Hong Kong companies with facilities located in the PRC, accounting for over 50% of the Company's total product supply. As a result, changes in the political situation in Hong Kong or the PRC could significantly affect the Company's ability to operate. On July 1, 1997, sovereignty over Hong Kong will be transferred from the United Kingdom to the PRC, and Hong Kong will become a Special Administrative Region ("SAR") of the PRC. As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC (the "Basic Law"), the Hong Kong SAR will have a high degree of autonomy except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and economic autonomy for 50 years. Based on the current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.

     The PRC is controlled by the Communist Party of China. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the PRC government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the PRC.

     The PRC currently enjoys Most-Favored-Nation ("MFN") status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on PRC exports to the United States. The United States annually reconsiders the renewal of MFN trading status for the PRC. No assurance can be given that the PRC's MFN status will be renewed in future years. The PRC's loss of MFN status could adversely affect the Company's business by raising prices for its products in the United States, which could result in a reduction in demand for the Company's products by its U.S. customers.

     If for any reason the Company were required to move its reconditioning operations outside of the PRC, or if the Company's PRC manufacturers could not produce products for the Company, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue to effectively source its products. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. Not only would the Company's operations and prospects be materially and adversely affected by the failure of such entities to honor contracts, but it might be difficult to enforce these contracts in the PRC. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the Company's investments and relationships in that country. Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation.

     The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The PRC central government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy. Accordingly, PRC government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in the PRC or particular regions thereof.

     The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system in the United States. The PRC does not have a well-developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. In addition, the legal system of the PRC relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof. The Company's activities in the PRC are by law subject, in some circumstances, to administrative review and approval by various national and local agencies of the PRC government.

GOVERNMENT REGULATION

     The Company is subject to numerous tariffs, duties, charges and assessments on the import of its various products. The Company retains import agencies and expediters to facilitate the import of its products and the payment of these charges and duties. Although these duties and charges have not substantially impacted the ability of the Company to market its products for delivery in the United States and elsewhere, regulations affecting these charges and duties are subject to change, which could have the effect of increasing the cost of goods imported and sold by the Company. Currently, because the bulk of the Company's products are manufactured in the PRC, the continual availability of "most favored nation" status for the PRC pursuant to treaties with the United States and stable diplomatic relations with the PRC are critical to the ongoing and continuous supply of products. Additionally, the Company's investment in the Chinese Joint Venture could be impacted by the loss of most favored nation status by the PRC or adverse changes in diplomatic relations between the United States and the PRC. See "Operating in Hong Kong and the PRC." Additional regulation implemented in the United States or elsewhere could also limit the ability to manufacture, transport, or import goods.

     The Company is subject to disclosure obligations associated with the sale of "B goods" in accordance with the regulations of the Federal Trade Commission and various state consumer protection laws. The Company undertakes to comply with all fair pricing and consumer protection laws with respect to the resale of the goods, and the Company believes that its procedures for complying with these laws are adequate to assure continuing compliance with them.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 84 full-time employees. Among these employees, 54 were located in the Cerritos, California facility, three were located elsewhere in the United States, and 27 were residing in Hong Kong or China. Of the employees in the Cerritos facility, 16 were in management, 20 were clerical or administrative employees, five were in sales and marketing and product development, and 13 were in warehouse, manufacturing, or quality assurance operations. All United States employees located outside of Cerritos, California, are sales and marketing personnel. The Hong Kong employees consist of three in management and the balance in product design, quality control, product development and support, export, and administrative functions. The Company believes that its relationships with its employees are good. During May 1996, the Company, in connection with the reduction of reconditioning activity at its Cerritos, California facility, laid off six quality control/assembly employees. The Company believes termination of these employment arrangements was appropriately undertaken and will have no material adverse impact on the

Company's business. The Company is not party to any collective bargaining agreement, nor is the Company aware of any effort to organize employees of the Company into any union or similar labor organization.

     The Chinese Joint Venture, in which the Company is a 50% partner, employs approximately 200 persons, most of whom are factory workers engaged in the reconditioning and manufacturing processes conducted at the facility. The Chinese Joint Venture is obligated to provide dormitory space and board to these employees, and the Chinese Joint Venture has 3,505 square meters of dormitory space and a canteen for the provision of these services to the Chinese employees.

ITEM 2.  PROPERTIES

     The Company's main office, administrative, warehouse, and reconditioning facilities had been located in 68,300 square feet of space in two separate buildings located in Cerritos, California. The Company's lease for this space expired on March 31, 1996. Rent for such space was $28,000 per month. Due to the reduced space required for reconditioning goods and related warehousing in the United States, the Company has reduced the space leased at the Cerritos location to approximately 45,000 square feet in one building. The lease provides for monthly rent of $19,193 per month. The lease expires in the year 2000.

     The Company's Hong Kong facilities consist of office space totaling 3,032 square feet located in Kwai Fong, Hong Kong. Monthly rental on the Hong Kong office facility is approximately $10,000 (U.S.) per month. The Company also leases an apartment in Hong Kong provided to Bonnie Metz, the Company's Vice President-Managing Director, Hong Kong. The monthly rental is approximately $6,400 (U.S.). The lease for this apartment expires in April 1997 and will not be renewed.

     The Company's Chinese Joint Venture's facilities consist of a 6,295 square meter manufacturing facility with an adjoining 3,505 square meter dormitory and canteen. The Chinese Joint Venture pays the rent at this facility, $15,925 per month. The Company does not assert any direct ownership interest in the Chinese Joint Venture facilities, and the Company's investment in those facilities will be lost to the extent that the Company ceases to conduct active business in the PRC through the Chinese Joint Venture.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Central District of California styled Robert Jacobs, individually and on behalf of all others similarly situated v. Craig Consumer Electronics, Inc., Richard I. Berger, Donna Richardson, Peter Behrendt, Richard Miller, Bernard Taran and James Koblensky (the "Jacobs Litigation"). The Jacobs Litigation is a purported class action on behalf of persons who purchased the Company's common stock in its initial public offering and who purchased in the marketplace thereafter and prior to March 10, 1997.

     The allegations in the Jacobs Litigation involve violations of sec.sec. 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and sec.sec. 11, 12 and 15 of the Securities Act of 1933. The claims are based almost entirely on the restatement of the Company's 1995 financial statements and allegations that a misleading financial statement was intentionally allowed to remain in the marketplace from and after the date of the initial public offering. Management believes that the adjustments giving rise to the restatement to the 1995 financial statements are immaterial from an investment point of view, and are particularly immaterial after giving effect to the reversal of certain items in 1996 and 1997 that relate to 1995. Particularly,
(i) Richard Berger's agreement to repay his 1995 bonus (approximately $318,000), which was computed based on the financial statements prior to the restatement, and (ii) the booking during 1996 of approximately $100,000 of interest income related to anti-dumping duty refunds due the Company that had not been accrued as of December 31, 1995, render the restatement immaterial from an investment perspective. All the allegations and causes of action based on intentional misconduct are in Management's view based on Management's investigation, completely unfounded.

     Management has instructed counsel to vigorously defend these claims and believes the claims are without merit. If the case is not amicably settled in the immediately foreseeable future, dedication of the Company's resources to defending the litigation will be required and no assurance can be given that the outcome of the litigation will not have a material adverse impact upon the Company.

     Other than the Jacobs Litigation, the Company is not currently a party to any pending legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition or results of operations of the Company. The Company is from time to time involved in various legal proceedings, including collection matters and disputes over product defects, individual employment disputes, and similar matters. The Company maintains insurance to attempt to insure against liability associated with a product defect. However, to the extent that any such defect were pervasive in any particular product or line of products, the Company could be required to undertake to recall those products or could be subject to significant exposure with respect to the institution of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol CREG since May 21, 1996. The Company estimates that there are approximately 27 holders of record and approximately 1,017 beneficial holders of its Common Stock.

     Since its inception, the Company has not declared or paid any dividends on shares of its Common Stock. The Company has previously paid dividends on its outstanding Series A Preferred Stock, and has accrued dividends on the Series A Preferred Stock during the years ended December 31, 1994 and 1995. In May 1996, the 250,000 outstanding shares of Series A Preferred Stock were converted into 1,733,330 shares of Common Stock. Prior to the conversion, the four holders of the Company's Common Stock owned all of the Series A Preferred Stock. On May 21, 1996, the Company delivered separate subordinated notes for a total of $780,798, reflecting the Company's long-term obligation to pay accumulated, unpaid dividends on its Series A Preferred Stock to its four preferred stockholders. Each subordinated note is a general unsecured obligation maturing in four years. These subordinated notes bear interest at the rate of 10% per annum. Semi-annual interest payments commenced on November 1, 1996 and semi-annual, fully amortized principal repayments commence May 1, 1997. Under the terms of the subordinated notes, the four holders of the Series A Preferred Stock have agreed to subordinate the Company's obligation to pay the accumulated dividend to payment of all amounts owing to any secured lenders, and all trade vendors of the Company, and acknowledge that no payment will be made to the extent that such payment would cause any violation or default of any material agreement to which the Company is a party, including its existing loan agreement with Bankers Trust Commercial Corporation ("BTCC"). See "Certain Relationships and Related Transactions." As a condition to waivers of the Company's defaults under the BTCC Loan Agreement (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the payments due on these subordinated notes on May 1, 1997 will not be made, but additional notes of like kind may be delivered to satisfy the Company's obligations under these notes.

     The Company's loan agreement with BTCC limits the payment of dividends. The Company intends to retain all available funds for use in its business and therefore, does not expect to pay any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including future earnings, capital requirements, financial condition, future prospects of the Company and such other factors as the Board of Directors may deem relevant.

     The following table sets forth the range of high and low closing prices for the Common Stock for the periods indicated, as reported by NASDAQ, the principal system or exchange on which such securities are quoted or traded.

                                                                          COMMON STOCK
                          FISCAL YEAR ENDING                           -------------------
                           DECEMBER 31, 1996                            HIGH         LOW
    ---------------------------------------------------------------    ------       ------
    May 21, 1996 to June 30, 1996..................................    $ 7.50       $ 6.50
    Quarter ended September 30, 1996...............................    $6.625       $4.625
    Quarter ended December 31, 1996................................    $ 6.25       $ 3.00

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected statement of income data for each of the three years in the period ended December 31, 1996, and the balance sheet data as of December 31, 1995 and 1996, are derived from and qualified by the audited financial statements and the related notes thereto included elsewhere in this Form 10-K Report that have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report. The statement of income data set forth below with respect to the years ended December 31, 1992 and 1993 and the balance sheet data as of December 31, 1994, are derived from audited financial statements of the Company not included in this Form 10-K Report. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this Form 10-K Report.

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                        1992         1993         1994           1995           1996
                                       -------     --------     --------     -------------     -------
                                                                             (AS RESTATED)
                                                               (IN THOUSANDS)
STATEMENT OF INCOME DATA:
Audio sales........................    $34,052     $ 53,029     $ 71,432        $80,710        $80,713
Video and other product sales......     45,256       48,186       34,207          7,966            (81)
                                       -------     --------     --------        -------        -------
Net sales..........................     79,308      101,215      105,639         88,676         80,632
Cost of goods sold.................     69,292       89,359       91,334         75,113         71,950
                                       -------     --------     --------        -------        -------
Gross profit.......................     10,016       11,856       14,305         13,563          8,682
                                       -------     --------     --------        -------        -------
Selling expenses...................      3,361        4,809        5,165          4,664          5,422
General and administrative
  expenses.........................      4,111        4,611        6,681          6,424          6,842
Product development expenses.......        346          105          163            200            147
                                       -------     --------     --------        -------        -------
Operating expenses.................      7,818        9,525       12,009         11,288         12,411
                                       -------     --------     --------        -------        -------
Operating income (loss)............      2,198        2,331        2,296          2,275         (3,729)
Interest expense, net..............      1,029        1,221        1,692          2,200          2,251
                                       -------     --------     --------        -------        -------
Income (loss) before provision for
  taxes............................      1,169        1,110          604             75         (5,980)
Provision for taxes................        182           37           71             46             --
Extraordinary item.................         50           --           --             --             --
                                       -------     --------     --------        -------        -------
Net income (loss)..................    $   937     $  1,073     $    533        $    29        $(5,980)
                                       =======     ========     ========        =======        =======

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
                                                                         (AS RESTATED)
BALANCE SHEET DATA:
Working Capital.............................................    $ 3,528     $ 3,282     $ 3,610
Total Assets................................................    $41,145      31,740      39,169
Notes payable under revolving line of credit................     20,914      15,530      20,714
Subordinated debt and capital lease obligations, net of
  current portion...........................................        634       1,048       1,150
Stockholders' equity........................................      4,581       4,172       3,917

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-K report.

OVERVIEW AND OPERATING HIGHLIGHTS

     The Company derives substantially all of its revenues from sales of consumer electronics products, including audio electronic products such as home, portable and mobile audio systems and, previously, video products such as televisions and video cassette recorders. Because the Company had experienced lower and declining gross margins on sales of video products, the Company no longer sells video products and focuses its resources on sales of audio products. The Company does not anticipate sales of video products for the foreseeable future, but does believe it will be necessary to expand into other product categories. Management believes marketing telecommunication products and home theater and OEM products are logical product categories capable of development by the Company. During 1996, the Company began to market and sell six models of telephones and two telephone accessory products, although sales were not significant.

     The Company attempts to order products and maintain inventory controls in an effort to control the costs and risks of inventory obsolescence and the retention of significant inventories, either of which results in financing and other costs. This inventory management philosophy is frequently difficult to implement. Such difficulty is increased by the relatively long product development and ordering cycle and the unpredictability of consumer demand. Maintaining inventory levels at or just above normal demands throughout the year is critical, given the Company's capital requirements and limitations. As was experienced during 1996, an overall soft market can exacerbate inventory management and liquidity, in which case margins are in turn affected due to higher overall carrying and finance costs.

     The Company is subject to significant risks in connection with its inventory management. Particularly, in order to assure an adequate supply of products to meet the relatively high demand for products during the third and fourth quarter of each year, the Company must commit to acquire products six to nine months in advance of delivery, which commitment is based on the Company's forecast of its customers' orders. If the Company underestimates its need for inventory, the Company may have to pay a significant premium to obtain necessary manufacturing time or may be unable to provide customers with the desired products in the quantities requested. In such event, profit margins, sales and/or customer relationships could be materially adversely affected. Similarly, if the Company overestimates its inventory needs, the Company will be required to reduce prices in order to dispose of such inventory, thereby adversely affecting its profit margins, if any. In order to operate successfully, the Company must adequately plan, time, and budget its acquisition of inventory in each product category so as to avoid the need for significant cost increases or price reductions in any product or product category. To the extent the Company is unable to do so or incurs delays in delivery, or fails to adequately forecast prices and demand or reduce costs when necessary, the Company's business and financial condition could be materially adversely affected.

     The Company's business is highly seasonal, with operating results varying substantially from quarter to quarter. Sales tend to be lowest in the first and second quarters and highest in the third and fourth quarters of the calendar year. The Company experienced losses during the first and second quarters in the past and will likely continue to experience such seasonal losses in the future, including during 1997. In order to facilitate sales during the year-end buying season, the Company must make financial commitments and pay for product inventory well in advance of any sales of such inventory. As a result, if the timing or amount of customer orders, neither of which the Company can control, fall below the Company's expectations, operating results and cash flow could be materially adversely affected.

     The Company's product development activities generally involve designing products from various prototypes manufactured by many consumer electronics manufacturers. These designs generally involve the modification and application of existing available technologies. The Company's product development is therefore generally focused on selection of features, cosmetic design, and obtaining a cost-effective means to incorporate available technology into the Company's products, rather than attempting to develop new technology. Product development costs are those costs typically associated with the Company's packaging, cosmetic design, testing, and features of its products.

     Net sales represent gross sales after excluding product returns, but include the resale of reconditioned products. For 1994, 1995, and 1996 product returns approximated 13.5%, 12.9% and 12.3% respectively, of total units shipped. Any increase in the rate of product returns would have a material adverse effect on the Company's business and financial condition.

     The Company's sales are concentrated among its largest customers. During 1994, 1995, and 1996, sales to the Company's top five customers accounted for approximately 47%, 59% and 55% of net sales, respectively. Approximately 24%, 35%, and 25% of net sales in 1994, 1995 and 1996, respectively, were attributable to Best Buy, and Circuit City accounted for 22% of net sales during 1996. The Company is therefore highly dependent upon its largest customers, and its business and financial condition could be adversely affected to the extent that any of its largest customers discontinued the purchase of the Company's products for any reason, including general economic conditions affecting the demand for products at the Company's price point or other conditions affecting business of any particular retail chain or other large customer. The Company expects that concentration of sales will continue and may become more concentrated as the retail end of the industry further consolidates.

     The Company's selling expenses are composed of both variable expenses, which generally correlate to sales levels, and non-variable expenses. Variable expenses averaged approximately 70% of selling expenses over the past three years, and include primarily commissions, freight, and consumer rebates and promotions. Non-variable expenses include, among other customary selling expenses, the costs of attendance at the Las Vegas Consumer Electronics Show and other trade shows. General and administrative expenses typically include office and warehouse space and payroll, among other customary general and administrative expenses.

     The Company opened an office in Hong Kong in February 1994, to facilitate the selection and acquisition of products in a timely fashion and oversee product sourcing, testing, modifications and packaging design and to promote the Company's relationships with its contract manufacturers. Throughout 1996 and during 1997, the Company has and will continue to conduct these activities in Hong Kong primarily.

     Management of the Company believed and continues to believe that the high rate of product returns and the relatively low cost of performing repairs in China justified the entry into a joint venture in China to operate a reconditioning facility for the Company's products, in lieu of a domestic reconditioning facility. Although the logistics of opening the facility and risk of doing business in China are significant, management believes that processing returned goods in China is preferable to doing so in the United States. In August of 1995 the Company entered into its original joint venture in China with Peaceful High & New Technology Development Co. and formed Shenzhen Kuoli Elec. Co. Ltd. (the "Initial Chinese Joint Venture," as defined above). The Initial Chinese Joint Venture operated a facility in Shenzhen, PRC, which began refurbishment activity in January 1996. From commencement to December, 1996, approximately 82,000 units with a reconditioned value of approximately $4,700,000 were returned to the Company. However, in approximately October, 1996, due to unanticipated delays and production levels significantly below forecast from the factory, the Company began negotiating the termination of the Initial Chinese Joint Venture, in favor of starting a new joint venture with Zhuhai Special Economic Zone Min Guang Industrial Co. to form Zhuhai Craig Electronics Co. LTD on February 1, 1997 (the "Chinese Joint Venture"). By reason of the termination of the Initial Chinese Joint

Venture, certain costs for facilities, materials and other costs that may have otherwise been capitalized were expensed by the Company. These expenses totalled $136,000.

     The Chinese Joint Venture commenced operations on approximately March 1, 1997. Reconditioned product has just begun shipping from China in mid-March 1997. The Company has approximately $2.8 million in inventory at the Chinese Joint Venture as of March 31, 1997. Management believes, that as product is returned from the Chinese Joint Venture borrowings will be made available and value realized for currently returned products. The Company will not realize the benefits of its investment in the Chinese Joint Venture (through the commencement of the return of reconditioned products) until the second and third quarter of 1997, assuming timely satisfaction of the contingencies to such deliveries.

     The Company, like most in the consumer electronics business and in the ordinary course of its own, frequently negotiates amounts to be received from certain vendors to compensate for defective products, returns, incidental costs, and other charges -- in any case "Vendor Credits." Prior to 1996, the Company accrued amounts to be received upon finalizing negotiations with the vendors, primarily during the fourth quarter of each year, although amounts are regularly realized during the subsequent year. Because of soft demand and the increased competition in the consumer electronics industry, the importance of such charge-backs to vendors increased significantly during 1996. In turn, because of the increased magnitude of these Vendor Credits and the difficulty in estimating the timing and amounts to be received, as well as the increased amounts of the vendor credits, the Company has elected to change its method of accounting to record such amounts when received, instead of when negotiated. This change is accounted for as a change in accounting principle indistinguishable from a change in estimate. During 1994, 1995 and 1996, the amount of these Vendor Credits totaled approximately $1.7, $1.8 and $5.6 million respectively. Because of the change in accounting, none of the negotiated amounts during 1996 are accrued on the Company's balance sheet as of December 31, 1996. Although this change in accounting results in a reduction to earnings equal to the amount negotiated but not booked into income for 1996 for those Vendor Credits subsequently realized, there is a corresponding direct benefit in income for subsequent years, starting in 1997. Newly created Vendor Credits during 1997 and thereafter will also be booked into earnings only when realized, likely in subsequent periods.

     Management of the Company believes that its relationships with the applicable vendors is good and that substantially all of Vendor Credits will be received. Historically, substantially all of Vendor Credits have been realized. In reviewing the 1996 financial results, the $5.6 million in negotiated Vendor Credits should be part of the analysis.

     At year end, December 31, 1996, the Company's accounts receivable and inventory were substantially higher than as of the prior year end. Accounts receivable increased from approximately $13.2 million to $19.1 million from 1995 to 1996. Management attributes the increase in accounts receivable to increased sales in November and December 1996 as compared to the same period last year. Inventory levels as of December 31, 1996 increased from the same date in 1995. Specifically, inventory increased to a net $17.7 million from $14.1 million for the prior year. Management attributes the increase in retained inventory to a number of factors, including higher level of goods at the joint venture factory in China and more goods in transit to the U.S. from suppliers. Disposition of this inventory may be undertaken during the first two quarters of 1997 at prices that could impact the Company's margins, given the amount of such inventory and current market conditions.

     Taxes were not material to the Company's financial condition during the years ended December 31, 1993 and 1994, due to the ongoing availability of a net operating loss ("NOL") carryforward. During the year ended December 31, 1995, the Company applied a portion of its NOL carryforward to the reduction of its federal income taxes. The State of California, the Company's principal place of business, also has an income tax imposed on corporations subject to its jurisdiction. In California, the availability and use of NOL carryforwards has been severely limited. When reviewing the financial statements and related notes thereto, provision for state income taxes should be taken into account inasmuch as it is not anticipated that the NOL carryforwards will be available to reduce tax liabilities to the State of California. There can be no assurance that the availability and use of NOL carryforwards to reduce federal tax liabilities will be continued in the future or that future legislation or the sale of securities will not limit or eliminate the Company's use of NOL carryforwards. As of December 31, 1996, the Company had an NOL carryforward for federal income tax purposes of approximately $11,500,000.

     During its recent 1996 independent audit, certain bookkeeping errors and irregularities for 1995 were discovered which management determined to reflect through a restatement of its 1995 financial statements. The discussion herein of 1995 operating results reflects such restated financial information. For 1995, the effect of all of the adjustments (which are, in management's view, immaterial from an investment viewpoint) was to reduce net income by approximately $763,000, a reduction in earnings of $0.32 per share.

     Richard Berger received a bonus for 1995 equal to $318,000, based on the Company's prior reported earnings. By reason of the restatement of 1995 earnings, that bonus has been recomputed and will be repaid to the Company during 1997. While there is no requirement for a refund, Mr. Berger has agreed to refund this amount in 1997. Repayment may be effected by the set off against the subordinated note owing by the Company to Mr. Berger on a dollar for dollar basis or another negotiated payment will be made to reflect the return of the bonus given the recomputation. Although relating to 1995 and, therefore, having a positive impact on the net effect of the restated 1995 results, because of the timing of the repayment, the return of the bonus will not be reflected in financial reports until 1997.

RESULTS OF OPERATIONS

     The following tables set forth various items both in dollars and as a percentage of net sales for the five years ended December 31, 1992, 1993, 1994, 1995 and 1996.

                                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                          1992         1993         1994        1995        1996
                                         -------     --------     --------     -------     -------
                                                                           (AS RESTATED)
                                                              (IN THOUSANDS)
Audio sales............................  $34,052     $ 53,029     $ 71,432     $80,710     $80,713
Video and other product sales..........   45,256       48,186       34,207       7,966         (81)
                                         -------      -------      -------     -------     -------
Net sales..............................   79,308      101,215      105,639      88,676      80,632
Cost of goods sold.....................   69,292       89,359       91,334      75,113      71,950
                                         -------      -------      -------     -------     -------
Gross profit...........................   10,016       11,856       14,305      13,563       8,682
                                         -------      -------      -------     -------     -------
Selling expenses.......................    3,361        4,809        5,165       4,664       5,422
General and administrative expenses....    4,111        4,611        6,681       6,424       6,842
Product development expenses...........      346          105          163         200         147
                                         -------      -------      -------     -------     -------
Operating expenses.....................    7,818        9,525       12,009      11,288      12,411
Operating income (loss)................    2,198        2,331        2,296       2,275      (3,729)
Interest expense, net..................    1,029        1,221        1,692       2,200       2,251
                                         -------      -------      -------     -------     -------
Income (loss) before provision for
  taxes................................    1,169        1,110          604          75      (5,980)
Provision for taxes (income tax
  benefit).............................      182           37           71          46          --
Extraordinary item.....................       50           --           --          --          --
                                         -------      -------      -------     -------     -------
Net income (loss)......................  $   937     $  1,073     $    533     $    29     $(5,980)
                                         =======      =======      =======     =======     =======

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
                                                                            (AS RESTATED)
Audio sales..............................    42.9%       52.4%       67.6%       91.0%      100.1%
Video sales..............................    57.1        47.6        32.4         9.0        (0.1)
                                            -----       -----       -----       -----       -----
Net sales................................   100.0       100.0       100.0       100.0       100.0
Cost of goods sold.......................    87.4        88.3        86.5        84.7        89.2
                                            -----       -----       -----       -----       -----
Gross profit.............................    12.6        11.7        13.5        15.3        10.8
Selling expenses.........................     4.2         4.7         4.9         5.3         6.7
General and administrative expenses......     5.2         4.6         6.3         7.2         8.5
Product development expenses.............     0.4         0.1         0.1         0.2         0.2
                                            -----       -----       -----       -----       -----
Operating income (loss)..................     2.8         2.3         2.2         2.6        (4.6)
Interest expense, net....................     1.3         1.2         1.6         2.5         2.8
                                            -----       -----       -----       -----       -----
Income (loss) before provision for
  taxes..................................     1.5         1.1         0.6         0.1        (7.4)
Provision for taxes (income tax
  benefit)...............................     0.2          --         0.1         0.1         0.0
Extraordinary item.......................     0.1          --          --          --          --
                                            -----       -----       -----       -----       -----
Net income (loss)........................     1.2%        1.1%        0.5%        0.0%       (7.4)%
                                            =====       =====       =====       =====       =====

  Comparison of Years Ending December 31, 1995 and 1996

     As mentioned the Company restated its 1995 financial statement to reflect certain adjustments. The following discussion applies those restated amounts.

     Net Sales. Net Sales decreased by approximately $8 million dollars or 9%, from $88.7 million in 1995 to $80.6 million during 1996. The decrease is primarily a result of a soft market for consumer electronics products, including those specifically marketed by the Company, and slower than anticipated development of foreign sales and new product lines. However, Management expects to devote resources to foreign sales and to attempt to increase sales of telephone products (which accounted for only $398,000 during 1996 and none during 1995) during 1997. Sales in additional product categories are subject to various risks, including generally the risks of introduction of new products, name recognition and the ability to adequately price them.

     Gross Profit. Gross Profit decreased from $13.6 million to $8.7 million from 1995 to 1996. The decrease in Gross Profit is directly attributable to an overall soft demand for consumer electronics products, increased inventory reserves (especially associated with products returned to the Chinese Joint Venture) and to the change in accounting referred to above wherein unrealized Vendor Credits were not accrued.

     Selling Expenses. Selling costs increased both in absolute numbers and as a percentage of sales. During 1996, selling expense was approximately $5.4 million dollars compared to $4.7 million for 1995. Selling expense increased by reason of consumer rebates (which were significantly in excess of expectations) and higher co-op advertising for customers.

     General and Administrative Expenses. General and Administrative Expenses also increased in both absolute numbers and as a percentage of sales. General and Administrative Expenses were approximately $6.8 million during 1996, compared to $6.4 million during 1995. Additionally, as a percentage of revenues General and Administrative costs increased to 8.5% during 1996, compared to 7.2% during 1995. The increase in General and Administrative Expense is primarily due to operating inefficiencies associated with the reconditioning operations of the Company, including increased expense associated with the Chinese Joint Venture.

     Product Development Expenses. Product Development Expenses, which are not included in the foregoing discussion with respect to selling or general administrative expenses, decreased by approximately 26.5% from $200,000 during 1995 to $147,000 during 1996. The decrease is due to reduced product design expense.

     Interest Expense. Interest Expense as a percentage of sales remains substantially the same, although increasing slightly in both absolute numbers and as a percentage of sales. Interest expense during 1996 was approximately $2.3 million, compared to $2.2 million during 1995. This increase is a result of interest accrued for subordinated debt and delay charges associated with DA Financing.

     Net Income. Net Income decreased substantially during 1996 when compared to 1995. Net income as restated during 1995 was approximately $29,000 and the Company incurred a net loss for 1996 of approximately $6.0 million. The loss during 1996 is substantially attributable to the change in accounting for Vendor Credits discussed hereinabove. Additionally, the market for consumer electronics products overall was soft during this period and the Company realized greater redemption rates on rebate programs than was anticipated. Finally, the increase of reserves associated with the net realizable value of inventory located in China or in transit to China impacted the net loss.

  Comparison of Years Ended December 31, 1994 and 1995

     Net sales. Net sales decreased by $16.9 million, or 16.0%, from $105.6 million in 1994 to $88.7 million for 1995. The decrease is primarily a function of the planned reduction in sales of video products. Due to the Company's efforts to reduce the sales of lower-margin video products, sales of such video products decreased by $26.2 million, or 76.6%, from $34.2 million in 1994 to $8.0 million in 1995. Home and portable audio and mobile audio sales increased by $9.3 million, or 13%, from $71.4 million in 1994 to $80.7 million in 1995.

     Gross profit. Gross profit decreased by $743,000, or 5.2%, from $14.3 million in 1994 to $13.6 million for 1995. As a percent of sales, gross profit increased from 13.5% in 1994 to 15.3% in 1995. The percentage increase in the gross profit margin is directly attributable to increased sales of higher-margin audio products and a decrease in sales of lower-margin video products. The restated gross profit amount for 1995 was $743,000 less than previously reported, due to the adjustments to costs of goods accounts and related adjustments undertaken by Management.

     Selling expenses. Selling expenses decreased $0.5 million, or 9.7%, from $5.1 million in 1994 to $4.7 million in 1995. The reduction in selling costs is directly attributable to the corresponding decrease in net sales.

     General and administrative expenses. General and administrative expenses decreased $0.3 million, or 4.5%, from $6.7 million in 1994 to $6.4 million in 1995. The decrease in general and administrative expenses is primarily due to an increase in operating efficiencies in the Company's reconditioning operations.

     Product development expenses. Product development expenses, which are not included in the foregoing discussion with respect to selling or general and administrative expenses, increased $37,000, or 22.7%, from $163,000 in 1994 to $200,000 in 1995.

     Interest expense. Interest expense increased $0.5 million, or 29.4%, from $1.7 million for 1994 to $2.2 million in 1995. Interest expense increased both in absolute numbers and as a percentage of sales as a result of higher average interest rates paid on the Company's borrowings.

     Net income. Net income decreased from $533,000 in 1994 to $29,000 in 1995. Given the relative consistencies in the relationships among sales and selling and general and administrative expenses, the decrease is attributable to the impact of the decrease in gross profit in absolute terms and the additional interest expense associated primarily with unsecured third-party debt. During 1995, the NOL carryforward, by reason of changes in California law, could not be applied to reduce California income taxes to which the Company is subject by reason of its principal business location in that state. During 1994, net income was increased by reason of the application of the NOL to both federal and California state taxes, totalling $329,000 in tax savings for that year. The Company does not anticipate and cannot assure that the NOL carryforward will have a material beneficial effect on the Company's financial condition and results of operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1989, the Company has financed its operations, inventory needs, and other capital requirements through a combination of bank borrowings, vendor financing, and internally generated cash flow. The

Company's inventory and receivable line of credit is currently made available by a syndicate of banks led by BTCC. The Company has determined and agreed to replace the BTCC line of credit at or before expiration on August 5, 1997, unless extended through subsequent negotiations. The Company is negotiating with several other financing sources. The Company has not, to date, received any commitment from any financing source and no assurance can be given that such financing will be obtained following August 5, 1997. If such financing is not made available, the Company's ability to continue to conduct business in the manner conducted to date would be materially affected and could cause the Company to cease as a going concern.

     Under the Company's existing loan agreement with BTCC and the syndicate members (the "BTCC Loan Agreement"), borrowings are secured by inventory and receivables, and the amount of available credit is based on the eligible amount of inventory and receivables. The portion of inventory purchases that is not financed through the BTCC line of credit is financed by suppliers or other third-party financing sources and the Company's equity and cash flow. This line of credit allows maximum borrowings of $40 million, the exact amount dependent upon the amount of receivables and inventory meeting certain criteria. As of April 9, 1997, the Company had borrowed $17,631,720, which was the maximum available amount it could borrow at that date under the BTCC line of credit. The interest rate on such line of credit was previously, at the Company's option, tied to either the London Interbank Offered Rate ("LIBOR") plus 2.75% or the prime rate plus 1.25% quoted by Bankers Trust Company, New York. For 1996, the Company elected to utilize the LIBOR rate (which was 5.6875% at April 9, 1997) plus 2.75%. As a condition of waivers by BTCC, the Company now may borrow only at the prime rate of Bankers Trust Company, New York, plus 1.25%. The Company also periodically finances its inventory acquisitions through supplier or other third-party financing that is generally unsecured short-term financing, for which the Company pays significantly higher interest rates than it pays under its available line of credit with BTCC. Should the Company's financial condition deteriorate, these unsecured financing sources could become unavailable, which could preclude the Company from acquiring product. This would adversely affect the Company's economies of scale and its overall financial condition.

     Significant deterioration in prevailing industry conditions or receivable quality, through payment delay or other credit risks associated with the Company's customers, could affect the Company's ability to finance inventory acquisitions at any given point in time, which could materially adversely impact the Company's business and financial operations. The Company cannot anticipate the contingencies to borrowing availability, nor can management predict the assessment of the contingencies by BTCC, acting as the agent on behalf of the syndicate of banks that participates in the Company's loan, or any other financing sources.

     The Company is subject to several affirmative and negative covenants imposed pursuant to its loan agreement with BTCC. Such covenants include covenants to provide quarterly and annual financial statements and to affirm the "borrowing base" calculations (the formula of inventory and receivables applied to determine the maximum of available borrowings). The Company is also subject to various negative financial covenants that require the Company to maintain a certain consolidated tangible net worth, a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and a ratio of earnings before interest, taxes, depreciation and amortization to interest expense, among others. Additionally, the Company is limited in the amount of additional indebtedness it may incur, including indebtedness for equipment and other capital expenditures, the granting of liens, and other limitations which are intended to preserve the integrity and value of the assets of the Company that are pledged to secure the borrowings from BTCC. The Company's financial results have resulted in the breach of several of these financial covenants, however, BTCC and the syndicate have waived such breaches, subject to future compliance with amended covenants, and the line is in full force and effect until the end of its primary term, August 5, 1997, assuming no future defaults.

     The Company is also limited in the amount of borrowings it may secure with the receivables from certain of its largest customers, including, most notably, Best Buy. There can be no assurance that borrowing availability will continually be made available if one or more of these significant customers is perceived as a credit risk.

     The Company's cash flow and the ability to finance inventory acquisitions is affected by its concentration of customers. Particularly, the Company relies on its five largest customers for a significant portion of its sales. The Company's largest customer, Best Buy, accounted for 35% and 25% of net sales during 1995 and 1996, respectively, and Circuit City accounted for 22% of net sales during 1996. In addition, as of December 31,

1996, Best Buy accounted for approximately $3.5 million, or 18.6%, of the Company's accounts receivable. To the extent the credit quality of any of the Company's significant customers, including Best Buy, is significantly diminished or in the event of the loss of any of these significant customers, the Company's financial condition and cash flow could be materially adversely affected. To the extent that Best Buy or any other major customer is unable to pay for products sold by the Company at a point in time when a significant percentage of the Company's sales is attributable to Best Buy or such other customers, the Company's ability to finance inventory acquisitions and its results of operations could be materially and adversely affected.

     To the extent the Company refinances its existing line of credit with BTCC, any replacement line of credit will also likely be a revolving inventory and receivable line of credit with borrowings tied to eligible receivables and inventory. The Company will incur costs during 1997 associated with the refinancing, estimated to be at least $350,000. If the Company were unable to consummate a refinancing transaction with another suitable lender to provide an inventory and receivable line of credit similar to that provided by BTCC, the Company may be unable to finance ongoing inventory purchases and this inability would have a material adverse effect on the Company's business and operations. No assurance can be given that the Company will consummate a transaction with a suitable lender to replace BTCC on acceptable terms. Such refinancing is likely necessary for the Company to continue to meet its capital requirements after August 5, 1997.

     The Company used net cash in operating activities and did not generate positive cash flows from operations during 1996. Net cash used in operating activities was approximately $11.3 million during 1996, compared to net cash provided by operating activities of $5.3 million during 1995. The significant decrease in cash (an increase in net cash used in operating activities) was primarily from the net loss from operating activities suffered during 1996, which was in large part due to a significant increase in both accounts receivable and inventory as of the year ended December 31, 1996. The Company also realized a decrease in "other assets" consisting of the reclassification of long term inventory deposits from other assets to inventory and the reclassification of fees incurred under the line of credit originally amortized over five years.

     Net cash used in operating activities was $6.1 million in 1994 as compared to net cash provided by operating activities of $5.3 million in 1995. The increase in cash provided by operating activities was predominantly due to a reduction in inventory and accounts receivable. The Company's net cash and borrowing availability as of December 31, 1995 was improved over the prior two fiscal years. Net cash flow from operating activities was applied to the repayment and reduction of the outstanding balance of the Company's principal credit line with BTCC and other vendors. Specifically, $5.4 million of the increased cash flow was used to pay down the Company's indebtedness to the syndicate of banks led by BTCC.

     In connection with the termination of the Company's phantom stock plan, the Company issued subordinated notes aggregating $206,800. See "Certain Transactions." The Company also issued subordinated notes in the aggregate principal amount of $780,798 reflecting the Company's obligation to pay accumulated, unpaid dividends on its Series A Preferred Stock. See "Dividend Policy."

     The Company believes amounts available from bank borrowings (including from BTCC until August 5, 1997, and thereafter from another source) and cash generated by operations, including product deliveries from the Chinese Joint Venture, will be adequate to meet the Company's anticipated cash needs for working capital and capital expenditures through at least the next 12 months, assuming some form of refinancing of the BTCC line is effected on or before August 5, 1997. The Company's long-term capital requirements will depend on numerous factors, including the rate of increases in revenues, if any, accounts receivable aging, interest rate fluctuations, and the rate of product returns. The Company's need for capital arises primarily from the acquisition of inventory and related operational expenses. The Company does not have significant capital expenditures, other than the expenditure for the Company's share of improvement costs and related equipment for the Chinese Joint Venture reconditioning facility. The Company will not likely be capable of financing its ongoing working capital needs if the BTCC Loan Agreement is not extended beyond August 5, 1997 or if suitable inventory and receivable financing is not negotiated prior to that time. Management is continuing to negotiate with various sources of financing to replace the BTCC line of credit and may pursue certain sources of equity funding or unsecured debt to facilitate the Company's capital needs. No assurance can be given that such replacement financing or provision of equity will be made available prior to August 5, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants............................................     F-1
Financial Statements --
  Consolidated Balance Sheets -- December 31, 1996 and 1995 (as restated)...........     F-2
  Consolidated Statements of Operations for the years ended December 31, 1996, 1995
     (as restated) and 1994.........................................................     F-3
  Consolidated Statements of Shareholders' Equity for the years ended December 31,
     1996, 1995 (as restated) and 1994..............................................     F-4
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
     (as restated) and 1994.........................................................     F-5
  Notes to Consolidated Financial Statements........................................     F-6
Consolidated Financial Statement Schedule --
  Schedule II -- Valuation and Qualifying Accounts..................................     S-1

     All schedules other than the Schedule listed above are omitted as the information is not required, not material or otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Craig Consumer Electronics, Inc.:

     We have audited the accompanying consolidated balance sheets of CRAIG CONSUMER ELECTRONICS, INC. (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. (The December 31, 1995 consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended have been restated -- see Note 9) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Craig Consumer Electronics, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in 1996 the Company had a net loss and also had an operating cash flow deficit of $11.4 million. The Company's existing credit facility expires in August, 1997. The Company has also been named in a class action lawsuit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for amounts to be charged back to vendors.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Orange County, California
April 2, 1997 (Except for the matter
discussed in the second paragraph of Note 2
as to which the date is April 14, 1997)

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                       1996            1995
                                                                    -----------     -----------
                                                                                        (AS
                                                                                     RESTATED)
ASSETS
CURRENT ASSETS:
  Cash............................................................  $       600     $   220,756
  Accounts receivable, net........................................   19,097,313      13,189,981
  Inventory, net..................................................   17,743,453      14,108,249
  Supplies and prepaid expenses...................................      561,572         220,981
  Other current assets............................................      309,338       2,063,014
                                                                    -----------     -----------
          Total current assets....................................   37,712,276      29,802,981
                                                                    -----------     -----------
PROPERTY AND EQUIPMENT, net.......................................      571,300         555,716
                                                                    -----------     -----------
OTHER ASSETS......................................................      885,529       1,381,707
                                                                    -----------     -----------
                                                                    $39,169,105     $31,740,404
                                                                    ===========     ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable under revolving line of credit.....................  $20,713,828     $15,530,076
  Accounts payable................................................   10,912,430       9,773,820
  Bank overdraft..................................................      635,950              --
  Accrued liabilities.............................................    1,794,127       1,190,341
  Income taxes payable............................................       21,486           3,652
  Current maturities of capital lease obligations.................       24,842          22,768
                                                                    -----------     -----------
          Total current liabilities...............................   34,102,663      26,520,657
                                                                    -----------     -----------
CAPITAL LEASE OBLIGATIONS.........................................       41,377          66,220
                                                                    -----------     -----------
SUBORDINATED DEBT.................................................    1,108,339         981,961
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
17.5 percent series A cumulative preferred stock with a
  liquidation preference of $10 per share plus unpaid dividends;
  $.01 par value --
  Authorized -- 1,000,000 shares
  Issued and outstanding -- none at December 31, 1996 and 250,000
     at December 31, 1995.........................................           --       2,500,000
Common stock; $.01 par value --
  Authorized -- 15,000,000 shares
  Issued and outstanding -- 3,434,441 and 1,679,499 shares at
     December 31, 1996 and 1995, respectively.....................       34,344          16,795
Additional paid-in capital........................................    9,070,360         862,565
Retained earnings (deficit).......................................   (5,187,978)        792,206
                                                                    -----------     -----------
                                                                      3,916,726       4,171,566
                                                                    -----------     -----------
                                                                    $39,169,105     $31,740,404
                                                                    ===========     ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996           1995            1994
                                                       -----------    -----------    ------------
                                                                     (AS RESTATED)
NET SALES............................................  $80,631,527    $88,675,516    $105,638,910
COST OF SALES........................................   71,949,827     75,113,096      91,333,942
                                                       -----------    -----------    ------------
          Gross profit...............................    8,681,700     13,562,420      14,304,968
                                                       -----------    -----------    ------------
OPERATING EXPENSES:
  Selling............................................    5,421,779      4,663,642       5,164,872
  General and administrative.........................    6,841,778      6,424,711       6,681,030
  Product development................................      146,729        200,199         163,562
                                                       -----------    -----------    ------------
          Operating expenses.........................   12,410,286     11,288,552      12,009,464
                                                       -----------    -----------    ------------
          Income (loss) from operations..............   (3,728,586)     2,273,868       2,295,504
                                                       -----------    -----------    ------------
OTHER INCOME (EXPENSE):
  Interest expense...................................   (2,336,182)    (2,193,414)     (1,701,118)
  Other..............................................       84,584         (5,955)          9,104
                                                       -----------    -----------    ------------
          Other expense, net.........................   (2,251,598)    (2,199,369)     (1,692,014)
                                                       -----------    -----------    ------------
          Income (loss) before provision for income
            taxes....................................   (5,980,184)        74,499         603,490
PROVISION FOR INCOME TAXES...........................           --         45,993          70,960
                                                       -----------    -----------    ------------
  Net income (loss)..................................  $(5,980,184)   $    28,506    $    532,530
                                                       ===========    ===========    ============
Net income (loss) per share..........................       $(2.04)         $0.01           $0.22
                                                            ======          =====           =====
Weighted average shares outstanding..................    2,935,811      2,373,051       2,373,051
                                                        ==========     ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   SERIES A CUMULATIVE
                                     PREFERRED STOCK          COMMON STOCK
                                  ----------------------   -------------------
                                   NUMBER                   NUMBER               ADDITIONAL
                                     OF                       OF                  PAID-IN      RETAINED
                                   SHARES      AMOUNT       SHARES     AMOUNT     CAPITAL      EARNINGS
                                  --------   -----------   ---------   -------   ----------   -----------
BALANCE, December 31, 1993......   250,000   $ 2,500,000   1,679,499   $16,795   $  862,565   $ 1,106,170
  Declaration of dividends on
     preferred stock............        --            --          --        --           --      (437,500)
  Net income....................        --            --          --        --           --       532,530
                                  --------    ----------   ---------   -------   ----------   -----------
BALANCE, December 31, 1994......   250,000     2,500,000   1,679,499    16,795      862,565     1,201,200
  Declaration of dividends on
     preferred stock............        --            --          --        --           --      (437,500)
  Net income (as restated-see
     Note 9)....................        --            --          --        --           --        28,506
                                  --------    ----------   ---------   -------   ----------   -----------
BALANCE, December 31, 1995
  (as restated-see Note 9)......   250,000     2,500,000   1,679,499    16,795      862,565       792,206
  Reclassification of preferred
     shares to common shares....  (250,000)   (2,500,000)    454,942     4,549    2,495,451            --
  Issuance of common stock......        --            --   1,300,000    13,000    5,712,344            --
  Net loss......................        --            --          --        --           --    (5,980,184)
                                  --------    ----------   ---------   -------   ----------   -----------
BALANCE, December 31, 1996......        --   $        --   3,434,441   $34,344   $9,070,360   ($5,187,978)
                                  ========    ==========   =========   =======   ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                     ------------     -----------     -----------
                                                                    (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................  $ (5,980,184)    $    28,506     $   532,530
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities --
     Depreciation and amortization.................       342,892         283,331         214,533
     Accrued compensation attributable to
       subordinated debt...........................       126,378              --              --
     (Increase) decrease in accounts receivable,
       net.........................................    (5,907,332)      4,602,740        (356,517)
     (Increase) decrease in inventory, net.........    (3,635,204)      4,555,109      (5,539,231)
     (Increase) decrease in supplies and prepaid
       expenses and other current assets...........     1,413,085         262,578        (744,190)
     (Increase) decrease in other assets...........       496,178        (412,575)       (969,132)
     Increase (decrease) in accounts payable and
       accrued liabilities.........................     1,742,396      (3,993,417)        787,401
     Increase (decrease) in income taxes payable...        17,834         (34,368)            420
                                                      -----------      ----------      ----------
          Net cash provided by (used in) operating
            activities.............................   (11,383,956)      5,291,904      (6,074,186)
                                                      -----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............      (358,476)       (149,951)       (636,809)
  Proceeds from sale of property and equipment.....            --          22,689              --
  Loss on disposal of property and equipment.......            --           5,955              --
                                                      -----------      ----------      ----------
          Net cash used in investing activities....      (358,476)       (121,307)       (636,809)
                                                      -----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under notes payable
     to financial institutions.....................     5,183,752      (5,383,962)      6,436,163
  Preferred stock dividends paid...................            --              --        (437,500)
  Proceeds received from stock issuance............     5,725,343              --              --
  Increase (decrease) in capital lease
     obligation....................................       (22,769)        (21,373)        110,361
                                                      -----------      ----------      ----------
          Net cash provided by (used in) financing
            activities.............................    10,886,326      (5,405,335)      6,109,024
                                                      -----------      ----------      ----------
NET DECREASE IN CASH...............................      (856,106)       (234,738)       (601,971)
CASH, beginning of year............................       220,756         455,494       1,057,465
                                                      -----------      ----------      ----------
CASH, end of year..................................  $   (635,350)    $   220,756     $   455,494
                                                      ===========      ==========      ==========
Cash balances consist of:
  Cash.............................................  $        600     $   220,756     $   455,494
  Bank overdraft...................................      (635,950)             --              --
                                                      -----------      ----------      ----------
                                                     $   (635,350)    $   220,756     $   455,494
                                                      ===========      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for --
  Interest.........................................  $  1,855,497     $ 2,193,414     $ 1,537,849
                                                      ===========      ==========      ==========
  Income taxes.....................................  $      9,904     $    71,660     $    70,540
                                                      ===========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. Background and Organization

     The accompanying consolidated financial statements reflect the accounts of Craig Consumer Electronics, Inc. and subsidiary (the Company), a Delaware corporation. Located in Southern California, the Company designs and markets consumer electronic products under its trademark, "Craig." The Company's principle product lines are audio electronic and peripheral products sold to wholesale distributors and retailers worldwide. The domestic market is the primary source of sales.

     The Company has entered into a venture with a Chinese entity to establish and operate a product reconditioning and manufacturing facility located in the People's Republic of China (PRC). The accompanying consolidated financial statements include the accounts of this venture since the Company controls the entity and is recognizing all of the venture's costs. All significant intercompany accounts and transactions have been eliminated.

  b. Going Concern Risk Factors

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss in 1996 and also had an operating cash flow deficit of $11.4 million. Additionally, the Company's existing credit facility expires in August 1997 (see
Note 2). The Company has also been named in a class action lawsuit which the Company intends to vigorously defend (see Note 4). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address the above include: (1) Fully implementing the operations of the Chinese Joint Venture; the Company entered into this venture with the intent of reducing its product costs due to efficiencies to be achieved by operating its own reconditioning facility. Management expects that the Chinese facility will be fully operational during 1997, and (2) Replacing its existing credit facility on terms acceptable to the Company; management is currently in discussion with various lenders to replace the expiring facility.

     There can be no assurance that the Company will be successful in implementing these plans. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  c. Current Vulnerability Due to Certain Concentrations

     The Company currently acquires the majority of its products from four manufacturers located in the PRC. The Company limits the number of suppliers producing its goods in order to maintain the quality and exclusivity of its products. A change in suppliers, however, could disrupt and adversely affect the business due to the time it would take to contract with a new vendor. In order to mitigate this risk, the Company has a full-time operations manager located in Hong Kong to facilitate relationships with prospective vendors.

     The Company has assets, consisting primarily of inventory, with a carrying value of approximately $6,481,000 which are physically located in the PRC or in-transit.

     Sales to five domestic customers represented 55%, 59%, and 47% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Of that amount, sales to one customer represented 25%, 35% and 24% of net sales for the years ending December 31, 1996, 1995 and 1994, respectively. An additional customer accounted for 22% of sales in 1996. The loss of any major customer could have a material adverse affect on the Company's business.

  d. Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include, but are not limited to, product net

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY realizable values, product returns, and rebate experience. Actual results could differ from those estimates.

     In the ordinary course of business, the Company negotiates amounts to be charged back to certain of its vendors. Such amounts are in response to matters affecting the relationship between the parties, including product defect experience, profitability of the products, promotional costs incurred by the Company to increase salability of the products and other factors. Prior to 1996, the Company accrued amounts to be received upon finalizing negotiations with the vendors, primarily during the fourth quarter. Such amounts are realized in the subsequent year. As of December 31, 1995 and 1994, approximately $1.8 million was accrued and is recorded as Other Current Assets in the consolidated balance sheets.

     As the competitiveness of the consumer electronics business increased, the significance of such chargebacks to vendors increased in 1996. As of December 31, 1996, the Company had negotiated amounts to be realized of approximately $5.6 million. Because of the increased magnitude of such amounts and the increased difficulty in estimating amounts to be realized, in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 the Company has elected to change its method of accounting to record such amounts as realized. Pursuant to Accounting Principles Board Opinion (APBO) No. 20, this action is considered to be a change in accounting principle indistinguishable from a change in accounting estimate. Accordingly, the effect is recorded as a change in estimate and none of the negotiated amounts for 1996 totaling approximately $5.6 million have been accrued at December 31, 1996.

  e. Accounts Receivable

     Accounts receivable at December 31, 1995 and 1996, consist of the following:

                                                               1996            1995
                                                            -----------     -----------
        Accounts receivable...............................  $20,211,545     $14,260,307
        Allowance for doubtful accounts...................     (488,390)       (387,147)
        Allowance for sales returns.......................     (625,842)       (683,179)
                                                            -----------     -----------
                                                            $19,097,313     $13,189,981
                                                            ===========     ===========

     The allowances for doubtful accounts and sales returns include management's estimate of the amounts expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses and returns on specific accounts, management relies on a combination of in-house prepared analysis and review of available public documents. In estimating the allowance component for unidentified losses and returns within the portfolio, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns reported in the financial statements.

  f. Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using an average cost method, which approximates first-in, first-out.

     Inventory consists of the following at December 31, 1996 and 1995:

                                                               1996            1995
                                                            -----------     -----------
        Inventory.........................................  $18,370,790     $14,450,707
        Allowance for obsolescence........................     (627,337)       (342,458)
                                                            -----------     -----------
                                                            $17,743,453     $14,108,249
                                                            ===========     ===========

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

     The allowance for obsolescence is based on management's estimate of the amount considered obsolete based upon specific reviews of inventory items. In estimating the allowance, management relies on its knowledge of the industry (including technological and design changes) as well as its current inventory levels. The amounts the Company will ultimately realize could differ materially in the near term from amounts assumed in arriving at the allowance for obsolescence reported in the financial statements at December 31, 1996.

  g. Property and Equipment

     Property and Equipment is recorded at depreciated cost and consists of the following at December 31, 1996 and 1995:

                                                                 1996          1995
                                                               ---------     ---------
        Machinery and Equipment..............................  $ 836,502     $ 886,188
        Furniture and Fixtures...............................    272,946       498,965
        Leasehold Improvements...............................    175,316        50,847
        Automobile...........................................         --         3,100
        Capital Leases.......................................    118,717       118,717
                                                               ---------     ---------
                                                               1,403,481     1,557,817
        Accumulated depreciation and amortization............   (832,181)    (1,002,101)
                                                               ---------     ---------
                                                               $ 571,300     $ 555,716
                                                               =========     =========

     Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments are capitalized. When assets are disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

     Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

        Machinery and Equipment.......................................  3-5 years
        Furniture and Fixtures........................................  3-7 years
        Leasehold Improvements........................................  Term of lease
        Automobile....................................................  5 years

  h. Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax credits are treated as reductions of the federal income tax provision in the periods in which the credits are realized.

  i. Revenue Recognition

     Sales and related costs are recorded by the Company upon shipment of products. The Company records an allowance for estimated returns of products, using a historical percentage of sales.

  j. Net Income (Loss) Per Common Share

     In 1996, the net loss per common share is computed based on the average number of common shares outstanding. In 1995 and 1994, the net income per common share is computed based on the average number of shares of common and common equivalent shares (stock options) outstanding, after giving effect to the assumed exercise of dilutive stock options. The income per share amounts are computed assuming the

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY conversion of the preferred stock into common stock. Such conversion actually occurred concurrent with the initial public offering -- see Note 8. Dual presentation of primary and fully dilutive earnings per share has not been made on the consolidated statements of operations because the differences are immaterial.

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share." This statement will require that primary earnings per share (EPS) be replaced by basic EPS. The primary difference between the two methods is that common stock equivalents are not included in the basic EPS calculation thereby reducing the denominator in the calculation. A diluted EPS disclosure will also be required which, for the Company, will be comparable to its current EPS disclosure. The Company will be required to adopt this pronouncement for the fiscal year ended December 31, 1997.

  k. Long-lived Assets

     The Company does not own significant assets which are considered long lived assets. Accordingly, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" did not have any impact upon adoption on January 1, 1996.

  l. Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. On January 1, 1996, as permitted under SFAS No. 123, the Company elected to comply with the statement's pro forma disclosure requirements and continue to account for its stock-based compensation plans in accordance with APBO No. 25, "Accounting for Stock Issued to Employees." The adoption of this statement did not have a material effect on the Company's net income (loss) or financial position (see Note 6).

2.  NOTE PAYABLE UNDER REVOLVING LINE OF CREDIT

     On June 1, 1995, the Company amended its existing credit agreement (the Agreement) with a syndicate consisting of four major financial institutions, one of which acts as Agent or lead bank. Under the amended credit facility, the Company can borrow up to a total of $40,000,000 (borrowing capacity was $50,000,000 in 1994), subject to certain limitations. Borrowings are limited to the lesser of $40,000,000, or 85 percent of eligible accounts receivable, as defined, and the lesser of $20,000,000 or the amount of eligible inventory, less the aggregate amount of reserves, if any, established by the Agent, as defined in the Agreement. In addition, any amounts outstanding on open letters of credit reduce the available funds under the Agreement. The Company has borrowing options available under the line of credit, a variable interest rate or prime rate option, and a fixed rate or Eurodollar rate option. Borrowings under the prime rate option bear interest at the Agent's prime rate (eight and one quarter percent at December 31, 1996) plus one and one quarter percent. Borrowings under the Eurodollar rate option bear interest at a fixed Eurodollar interest rate (five and five eighths percent at December 31, 1996) plus two and three quarters percent. By giving adequate notice to the Agent, the Company is permitted to make up to two conversions to the Eurodollar loan advances, each of which is limited to a minimum of $5,000,000 aggregate balance with integral multiples of $1,000,000 in excess thereof. The line of credit expires on August 5, 1997.

     As of December 31, 1996 and 1995, the Company was out of compliance on certain of its debt covenants. Waivers have been obtained related to these areas of non-compliance. Concurrent with the latest waiver, certain covenants were modified for all periods until maturity. Also, the Eurodollar rate option has been eliminated and the amount of available borrowings as a percentage of eligible assets will decrease .25% per week until maturity.

     The Company purchases certain inventory from overseas vendors on a letter of credit basis. There were no open letters of credit at December 31, 1996. At December 31, 1995, there were $302,400 in open letters of credit.

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

3.  SUBORDINATED DEBT

     The subordinated debt represents unpaid dividends, bonuses and promissory notes to certain officers and management employees. In connection with the initial public offering, the Company converted all preferred shares into common shares and issued separate subordinated notes in the aggregate amount of $780,798, reflecting the Company's long-term obligation to pay accumulated unpaid dividends on its Series A Preferred stock to its four preferred stockholders. Each subordinated note is a general unsecured obligation maturing in four years and bears interest at ten percent per annum. However, no payment will be made in the event such payment would result in the violation of a covenant on the Company's note payable to financial institution (see Note 2).

     Immediately prior to the initial public offering, the Company terminated its former phantom stock option plan. Each participant in the plan received a promissory note in consideration for the cancellation of their shares. The amounts are fully vested upon completion of one year of service following the effective date of the offering (May 21, 1996). The total of all promissory notes issued was $206,800 and bear interest at the rate of eight percent per year. The pro-rata amounts earned through December 31, 1996 are included in the accompanying balance sheet.

4.  COMMITMENTS AND CONTINGENCIES

  a. Operating Leases and Capital Lease Obligations

     The Company is committed under noncancelable operating and capital lease obligations for its facilities and equipment. The equipment related to the capital leases has an original cost of approximately $119,000 and accumulated depreciation of approximately $82,600 at December 31, 1996. Rent expense was $377,746, $332,157 and $334,692 and at December 31, 1996, 1995 and 1994,
respectively. Minimum annual payments under noncancelable operating and capital leases are as follows as of December 31, 1996:

                            YEAR ENDING:                       CAPITAL      OPERATING
        -----------------------------------------------------  --------     ----------
        1997.................................................  $ 29,656     $  520,639
        1998.................................................    28,588        442,916
        1999.................................................    15,804        429,863
        2000.................................................        --         95,952
                                                                -------     ----------
                                                                 74,048     $1,489,370
                                                                            ==========
        Amount representing interest.........................    (7,829)
                                                                -------
                                                                 66,219
        Current portion......................................   (24,842)
                                                                -------
                                                               $ 41,377
                                                                =======

  b. Warranty

     The Company offers warranties on its products which range from three to twelve months. The Company has not experienced significant warranty charges and has established an allowance for these costs based on its historical experience.

  c. Contingencies

     Since its initial public offering in May 1996, the Company's stock price has declined from the offering price. In addition, the Company has restated its 1995 operating results originally disclosed in the Form S-1, filed pursuant to the offering (see Note 9).

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

     On April 2, 1997, a class-action suit was filed against the Company related to the above. Although there is some exposure from the above matters, management feels that litigation on this basis is difficult to support, particularly in light of the nature of the applicable disclosure, the Company's overall condition and numerous other factors. Management intends to vigorously contest such claims.

     The Company has other contingent liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not materially affect the Company's results of operations or financial position.

5.  INCOME TAXES

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the asset-and-liability method of accounting for income taxes.

     The Company has recorded a provision for Alternative Minimum Tax and state income taxes of zero, $45,993 and $70,960 for the years ending December 31, 1996, 1995 and 1994, respectively. The Company has not recorded a federal income tax provision for regular tax purposes for 1996, 1995 and 1994, as the Company believes that sufficient net operating loss carryforwards exist to offset any income in those years. As a result of these factors, the reconciliation from the federal statutory rate has been omitted as it is not meaningful. The Company has determined that at December 31, 1996, it had net operating loss carryforwards of approximately $11,500,000, for federal income tax purposes. These net operating loss carryforwards expire at various dates through the year 2011. The Company has provided a reserve against the carryforward since the realizability has not been determined to be more likely than not.

     The components of the Company's deferred tax asset at December 31, 1996 and 1995 were:

                                                               1996            1995
                                                            -----------     -----------
        Inventory reserves................................  $   697,449     $   420,582
        Allowance for returns and doubtful accounts.......      482,462         463,451
        NOL carryforwards.................................    3,914,973       1,693,717
        Depreciation......................................      199,413         140,562
        Miscellaneous.....................................       61,031          69,697
        Other.............................................       44,672         161,991
                                                            -----------     -----------
                                                              5,400,000       2,950,000
        Valuation allowance...............................   (5,400,000)     (2,950,000)
                                                            -----------     -----------
        Net deferred tax asset............................  $        --     $        --
                                                            ===========     ===========

     The provision for income taxes is comprised of the following:

                                                          1996       1995        1994
                                                          -----     -------     -------
        Current provision:
          Federal.......................................  $  --     $45,993     $41,222
          State.........................................     --          --      29,738
                                                           ----     -------     -------
                  Total current provision...............  $  --     $45,993     $70,960
                                                           ====     =======     =======

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

     The components of changes to the Company's deferred income tax provision, which arise from tax credits and timing differences between financial and tax reporting, are presented below:

                                                        1996           1995          1994
                                                     -----------     ---------     ---------
    Inventory Reserves.............................  $   276,868     $   4,947     $  34,117
    Allowance for returns and doubtful accounts....       19,011        54,978       101,851
    NOL carryforward...............................    2,221,255      (389,262)     (329,232)
    Depreciation...................................       58,851        42,492        29,368
    Miscellaneous..................................       (8,666)       49,622        (4,750)
    Other..........................................     (117,319)       37,223       (31,354)
    Valuation allowance............................   (2,450,000)      200,000       200,000
                                                     -----------     ---------     ---------
                                                     $        --     $      --     $      --
                                                     ===========     =========     =========

6.  STOCK OPTIONS

     In February 1996, the Company adopted an Incentive Stock Option Plan, which became effective as of May 21, 1996 (the "1996 Plan"), which provides for the issuance of incentive stock options to acquire up to 200,000 shares of the Company's Common Stock. These options are available for grant under the 1996 Plan to the officers, directors and certain other employees of the Company. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, none of whom is eligible to participate in the plan. The purchase price per share shall be set by the Board of Directors and shall not be less than 100% of the fair market value of the stock on the date of grant. However, if a grant is made to a person then owning more than 10% of the voting power of all the Company's stock, the exercise price must be at least equal to 110% of the fair market value of the Common Stock on the date of grant.

     The Company also adopted a Non-Statutory Stock Option Plan ( the "Non-Statutory Plan") pursuant to which certain key executives and directors and certain other employees are from time to time to be offered to purchase shares. The Non-Statutory Plan is also managed by the Compensation Committee or the Board of Directors (in the absence of the Compensation Committee). Under this Plan, there are 325,000 shares reserved for issuance and the exercise price must be at least equal to 85% of the fair market value of the Common Stock on the date of the grant. Grants, if any, of options to members of the compensation committee will be approved by the disinterested members of the Board of Directors.

     Options granted under this plan are vested (and become immediately exercisable when vested) pursuant to the following schedule: 1) upon or after the first anniversary of the option, optinee shall have the right to purchase up to 25% of the aggregate number of shares subject to the option; 2) upon and after the second anniversary, up to 50% of the aggregate number of shares subject to the option and 3) upon and after the third anniversary, up to 100% of the aggregate number of shares subject to the option.

     Upon completion of the initial public offering, two directors of the Company hold options for 326,223 and 39,336 shares of Common Stock under separate agreements that are not part of the 1996 Plan or the Non-Statutory Plan. These options that were granted in 1993 represent the adjusted options available to these individuals resulting from the options held prior to the Recapitalization. These options are exercisable at any time at a price of $1.91 per share. "Cashless" exercise is available pursuant to which shares may be acquired by reducing the number of shares acquired by applying the excess value (market value less exercise price) of the appropriate number of shares subject to the options to satisfy the exercise price obligation.

     The Company accounts for these plans under APB Opinion No. 25, the effect of which is immaterial to the financial statements. Had compensation cost for these plans been determined consistent with SFAS

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

No. 123, for options granted since January 1, 1995, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

        Net Loss:
          As Reported...................................................  $(5,980,184)
          Pro Forma.....................................................  $(6,635,552)
        Loss Per Share:
          As Reported...................................................  $     (2.04)
          Pro Forma.....................................................  $     (2.26)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Incentive Plan options vest after one year and the Non-Qualified Plan options vest over three years. Options issued under both plans expire after five years.

     A summary of the status of the Company's two stock option plans at December 31, 1996 and changes during the year then ended is presented in the table and narrative below:

                                                                       1996
                                                            --------------------------
                                                                      WEIGHTED AVERAGE
                                                            SHARES     EXERCISE PRICE
                                                            -------   ----------------
        Outstanding at beginning of year..................       --            --
        Granted...........................................  397,700        $ 5.51
        Exercised.........................................       --            --
        Forfeited.........................................   10,100        $ 5.01
        Expired...........................................       --            --
                                                            -------         -----
        Outstanding at end of year........................  387,600        $ 5.52
                                                            =======         =====
        Exercisable at end of year........................       --            --
        Weighted average fair value of options granted....       --        $ 4.09

                                         WEIGHTED-
                                          AVERAGE     WEIGHTED-
                          OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE    WEIGHTED-
            RANGE OF         AS OF      CONTRACTUAL   EXERCISE       AS OF      AVERAGE FAIR
        EXERCISE PRICES    12/31/96        LIFE         PRICE       12/31/96       VALUE
        ----------------  -----------   -----------   ---------   ------------  ------------
        $4.68 - $4.75(1)     92,100         4.3         $4.68          --          $ 4.14
        $5.50 - $5.57(2)    117,500         4.3         $5.50          --          $ 4.02
        $5.58 - $5.60(1)     25,000         4.4         $5.58          --          $ 4.97
        $5.64 - $5.75(1)      3,000         4.4         $5.64          --          $ 5.25
        $6.05 - $6.35(3)    150,000         4.3         $6.05          --          $ 3.94

---------------
(1) Issued at a discount to fair market value

(2) Issued at fair market value

(3) Issued at a premium to fair market value

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6.39%, expected dividend yield of 0.00%, expected lives of 5.0 years, and expected volatility of 89.43%.

                CRAIG CONSUMER ELECTRONICS, INC. AND SUBSIDIARY

7.  DEFINED CONTRIBUTION PLAN

     Effective January 1, 1993, the Company established a defined contribution plan (the Plan) under Section 401(k) of the Internal Revenue Code in which all eligible employees can elect to participate. The employees can elect to have certain percentages of their pay withheld for contribution to the Plan on a tax-free basis. The Company will match the first 10 percent of employee contributions.

8.  CONVERSION OF PREFERRED AND COMMON STOCK

     In connection with the initial public offering, preferred shares were automatically reclassified into 1,733,330 shares of common stock. In addition, a 3.81-to-one reverse stock split of the Common Stock was completed. All share and per share amounts reflect the stock split.

9.  PRIOR PERIOD ADJUSTMENTS

     Subsequent to the issuance of the 1995 financial statements, the Company discovered certain errors and irregularities in its year end inventory and accrued liability balances. Accordingly, the 1995 financial statements have been restated to correct the errors, the effect of which decreased reporting amounts as follows:

                                                              ORIGINAL      AS RESTATED
                                                             ----------     -----------
        Pre-tax income.....................................  $  952,137      $  74,499
        Net income.........................................     791,227         28,506
        Earnings per share.................................        0.33           0.01
        Retained earnings, December 31, 1995...............   1,554,927        792,206

                                  SCHEDULE II

                           CRAIG CONSUMER ELECTRONICS

                        VALUATION AND QUALIFYING ACCOUNT
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                BALANCE AT      CHARGED TO                      BALANCE
                                               BEGINNING OF     COSTS AND                       END OF
                                               FISCAL YEAR       EXPENSES      DEDUCTIONS     FISCAL YEAR
                                               ------------     ----------     ----------     -----------
Allowance for Uncollectible Accounts:
  Fiscal year ended December 31, 1996........    $387,147        $161,542      $  (60,299)     $ 488,390
  Fiscal year ended December 31, 1995........     203,760         209,850         (26,463)       387,147
  Fiscal year ended December 31, 1994........      84,889         256,842        (137,971)       203,760

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and directors of the Company:

              NAME                 AGE                           POSITION
---------------------------------  ---     ----------------------------------------------------
Richard I. Berger(1).............  53      President, Chief Executive Officer and Chairman of
                                           the Board
Donna Richardson.................  41      Treasurer, Secretary, and Chief Financial Officer
Anthony Mirando..................  50      Senior Vice President
Bonnie Metz......................  47      Vice President-Managing Director, Hong Kong
Richard A. Miller(2).............  54      Director
Peter Behrendt(1)................  69      Director
Bernard Taran(1)(2)..............  58      Director
James Koblensky(2)...............  62      Director

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     Richard I. Berger is one of four individuals who provided the initial capital to acquire the assets of what is now the Company from Bercor, Inc. ("Bercor") out of Bercor's Chapter 11 bankruptcy reorganization. Mr. Berger has served as the Chief Executive Officer of the Company and as its Chairman of the Board of Directors since its formation in 1989 and has served as its President since 1991. Mr. Berger was employed by Corwin Hall as a salesperson and was also employed by Newcraft Corporation, an affiliate of Corwin Hall, for a combined total of 12 years. These companies were engaged in the distribution of Panasonic Consumer Electronics. Mr. Berger ultimately became the president of Newcraft and a vice president of Telecor (a New York Stock Exchange traded company which was the parent company of Newcraft).

     On April 1, 1979, Mr. Berger formed Bercor. Bercor was engaged in the distribution of various products, including consumer electronics and household appliances. Bercor became a public company in 1985, and primarily due to competitive pressures and problems associated with the distribution of certain non-proprietary product lines, Bercor filed a petition on June 23, 1988 and was subsequently reorganized under Chapter 11 of the United States Bankruptcy Code. Mr. Berger, together with Messrs. Rollnick, Johannsmeier, and Miller, formed a group to acquire the consumer electronics assets, including the "Craig" brand name, from Bercor on June 20, 1989.

     The United States Securities and Exchange Commission undertook an investigation and commenced a proceeding in 1988 to consider possible violations of federal securities laws by Bercor and certain of its personnel (including Mr. Berger), specifically alleging that the Company improperly claimed tax carryforward benefits in a manner inconsistent with generally accepted accounting principles and that the Company improperly reserved for inventory obsolescence. Mr. Berger was alleged to have aided those violations. Mr. Berger neither admitted nor denied these violations, but entered into a consent decree in order to forego the time and expense of litigation, on the advice of counsel. Bercor entered into a similar consent decree, which did not result in any administrative finding or other determination of liability of Bercor. Mr. Berger, as an incident to the consent decree, was enjoined from future violations of provisions of the Securities Exchange Act of 1934. No private civil cause of action was commenced in connection with these alleged violations.

     Donna Richardson is the Company's Treasurer, Secretary, and Chief Financial Officer and has served as the chief accounting officer of the Company since 1989. Prior to employment by the Company in 1989, Ms. Richardson held several management and accounting positions with Wang Laboratories Inc., a computer products company, and eventually served as the Western Federal Systems District Controller for several Western states with that company.

     Anthony J. Mirando has served as the Company's Senior Vice President responsible for marketing and sales in North and South America since the Company's organization in 1989. Prior to 1989, Mr. Mirando was employed by one of Bercor's predecessors and has also served as the National Sales and Marketing Manager of the Car Audio Division of JVC, a manufacturer of consumer electronics products.

     Bonnie Metz is the Vice President-Managing Director, Hong Kong of the Company, a position she has held since 1995. Prior to joining the Company in 1989, Ms. Metz was employed by Bercor prior to its bankruptcy. Ms. Metz served as the Company's Director of Operations from 1989 to 1993 and as Director of International Trade from 1994 to 1995.

     Richard A. Miller has been a director of the Company since its formation in 1989. Mr. Miller is an attorney and Certified Public Accountant employed in his own private law practice for over 15 years. Mr. Miller also spent several years in the Los Angeles office of what is now KPMG/Peat Marwick and has also been employed by the Internal Revenue Service. Mr. Miller was also a director of Bercor.

     Peter M. Behrendt has served as a director of the Company since 1989. Mr. Behrendt is currently, and since 1988 has been, self-employed as a management consultant and has served as a consultant to the Company. Mr. Behrendt has also, at different times since 1988, served as a consultant to Radix Group International, a customs broker and freight forwarder, Thomas America, an importer and specialty electronics products dealer, and Innovative Equipment Co., an importer of printing equipment.

     Bernard L. Taran has served as a director of the Company since May 1996. Mr. Taran had been a contractor to and part-time employee of the Company from January 1995 until May 1996. Mr. Taran performs insurance reviews and risk management, valuations, evaluation of executive incentives, and general business management. Prior to joining the Board of Directors, Mr. Taran performed such services for the Company as a part-time employee. Since that time, these services have been performed by Mr. Taran as a consultant. From 1991 to 1995, Mr. Taran acted as an independent investment, business, financial, and marketing consultant for several clients, including the Company and Sunset Paper Products, Inc., a manufacturer of paper baking products. From 1980 to 1991, Mr. Taran was employed by C. M. Meiers Company, Inc., a property and casualty insurance agency, as a Vice President responsible for marketing, sales and servicing of commercial accounts.

     James F. Koblensky has served as a director of the Company since May 1996. Since 1994, Mr. Koblensky has been self-employed as a consultant, operating his consulting business as N. K. Management Company. In addition to performing consulting services for the Company, Mr. Koblensky has performed consulting services for American Greetings Consumer Groups, among others. From 1992 to 1993, Mr. Koblensky was employed by Thrifty Drug Stores as a Vice President and General Merchandise Manager. From 1988 to 1992, Mr. Koblensky served Pay 'N' Save Drug Stores as its Senior Vice President in charge of merchandising, marketing and advertising.

     The Board of Directors consists of five directors. Each director holds office until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

     The Company's Audit Committee which consists of Messrs. Miller, Koblensky, and Taran, reviews the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company, and the Company's system of internal accounting controls. The Audit Committee also reviews such other matters with respect to the accounting, auditing, and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention.

     The Board of Directors met six times during 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation paid by the Company to its Chief Executive Officer and to the other three most highly compensated executive officers (collectively, the "Named Executive Officers") who received salary and bonuses in excess of $100,000 during 1996 for all services rendered in all capacities to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                                                    ------------------------------
                                               ANNUAL COMPENSATION(1)                           LTIP     ALL OTHER
                                     ------------------------------------------     OPTIONS/  PAYMENTS    COMPEN-
    NAME AND PRINCIPAL POSITION      YEAR    SALARY        BONUS         OTHER      SARS(#)     ($)       SATION
-----------------------------------  ----   --------      --------      -------     -------   --------   ---------
Richard Berger.....................  1996   $340,746(2)   $ -0-         $40,000(4)  150,000      -0-        -0-
  President, Chief Executive
    Officer,                         1995    311,512       318,000(3)    30,000(4)     -0-       -0-        -0-
  and Chairman of the Board          1994    295,000(5)    360,000(5)    16,525        -0-       -0-        -0-

Bonnie Metz........................  1996    126,600        -0-          78,000(6)  34,000       -0-        -0-
  Vice President -- Managing
    Director,                        1995    109,500        -0-          68,500(6)     -0-       -0-        -0-
  Hong Kong                          1994    109,500         7,200       56,600(6)     -0-       -0-        -0-

Anthony Mirando....................  1996    156,600        -0-           6,600     34,000       -0-        -0-
  Senior Vice President              1995    132,000        -0-           6,600        -0-       -0-        -0-
                                     1994    132,000         9,900        6,600        -0-       -0-        -0-

Donna Richardson...................  1996    115,000        -0-           -0-       34,000       -0-        -0-
  Secretary, Treasurer, and          1995    100,000        -0-           -0-          -0-       -0-        -0-
  Chief Financial Officer            1994    100,000         6,480        -0-          -0-       -0-        -0-

---------------
(1) Except where indicated, other than salary, bonus, and other compensation described herein, the Company did not pay the Named Executive Officers any compensation, including perquisites, in excess of 10% of such Named Executive Officer's salary.

(2) Represents $114,842 paid to Executive Marketing, Inc., an affiliate of Mr. Berger ("EMI") which contracted to provide Mr. Berger's services to the Company from January 1, 1996 through May 20, 1996, and $225,904 paid by the Company to Mr. Berger for the period beginning May 21, 1996 through December 31, 1996.

(3) Pursuant to a prior agreement with an affiliate of Mr. Berger for the provision of Mr. Berger's services, Mr. Berger was entitled to a bonus equal to 25 percent of the Company's pre-tax profit. For 1995, this bonus equaled $318,000, however, due to the restatement of the Company's financial statements, this amount will be repaid during 1997 through the offset of notes payable by the Company to Mr. Berger or through another negotiated mechanism. Such agreement terminated on May 21, 1996.

(4) Consists of the value of bookkeeping, tax and financial planning services, as well as a car allowance provided to Mr. Berger which had an estimated aggregate value of $30,000 during 1995 and $40,000 during 1996.

(5) Other than $26,000, these amounts were paid to EMI. The 1994 bonus was paid in 1994 but relates to 1993.

(6) Consists of a car allowance and personal housing allowance for Ms. Metz' residence in Hong Kong.

EMPLOYMENT AGREEMENTS

     Richard Berger has entered into an employment agreement with the Company for a term of three years, automatically and continuously renewed for three-year terms. Under the terms of the employment agreement, Mr. Berger is entitled to salary of $375,000 per year plus annual cost-of-living adjustments, and is entitled to a bonus of 10% of the amount by which net pre-tax, pre-bonus income exceeds $2 million, up to a maximum of 50% of his base salary. Additionally, Mr. Berger is entitled to receive various other perquisites including a Company vehicle and reimbursement for expenses incurred on behalf of the Company, and the payment of premiums on a 10 year, $1,000,000 term life insurance policy. Additionally, Mr. Berger is entitled to receive the key-man life insurance policy (a whole life policy) the Company maintains on him, to receive the Company vehicle he is using at that time, and is entitled to a two-year maximum stipend of $60,000 per year for an office and secretary, if he is dismissed by the Company for any reason other than his dismissal for cause. Except in the event of termination for cause, the compensation payable to Mr. Berger under the agreement shall also be payable to Mr. Berger for the remaining three year term of the agreement.

     Bonnie Metz, Anthony Mirando, and Donna Richardson have entered into one year employment agreements with the Company which are automatically renewable for one year terms if not terminated prior to the expiration of the initial term or any renewal tern. These agreements provide for annual compensation of $126,600 for Ms. Metz, $156,600 for Mr. Mirando, and $115,000 for Ms. Richardson, with increases to be provided at the discretion of the Compensation Committee or Board of Directors (in the absence of a Compensation Committee). Ms. Metz also receives a housing allowance, as long as she serves in the Hong Kong office, which allowance was $78,000 (U.S.) for 1996. Each such person is entitled to payment of compensation through the remaining term if such person is terminated for other than cause.

INCENTIVE STOCK OPTION PLAN

     In February 1996, the Company adopted an Incentive Stock Option Plan (the "1996 Plan"), which provides for the issuance of incentive stock options to acquire up to 200,000 shares of the Company's Common Stock. These options are available for grant under the 1996 Plan to the officers, directors, and certain other employees of the Company. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, none of whom is eligible to participate in the Plan.

     Pursuant to the 1996 Plan, the Compensation Committee or the Board of Directors (in the absence of a Compensation Committee) may grant and issue options to purchase Common Stock. The purchase price per share shall be set by the Board of Directors and shall not be less than 100% of the fair market value of the stock on the date of grant. However, if an option is granted to a person then owning more than 10% of the voting power of all of the Company's Stock, the exercise price must be at least equal to 110% of the fair market value of the Common Stock on the date of grant, and the term of such option will expire no later than five years after the date of grant. Each option granted pursuant to the 1996 Plan shall be vested and exercisable one year after the effective date of the grant of such option.

     Options under the 1996 Plan have been granted to three individuals at an exercise price of $5.50 per share, as reflected by the following table:

                                                                           SHARES UNDERLYING
                          NAME/POSITION OF OPTIONEE                             OPTIONS
    ---------------------------------------------------------------------  -----------------
    Bonnie Metz, Vice President -- Managing Director, Hong Kong..........        34,000
    Anthony Mirando, Senior Vice President...............................        34,000
    Donna Richardson, Treasurer, Chief Financial Officer, and
      Secretary..........................................................        34,000

NON-STATUTORY STOCK OPTION PLAN

     The Company has also adopted a Non-Statutory Stock Option Plan (the "Non-Statutory Plan") pursuant to which certain key executives and directors are from time to time to be offered options to purchase shares. The Non-Statutory Plan is also managed by the Compensation Committee or the Board of Directors (in the absence of a Compensation Committee). Under the Non-Statutory Plan, there are 325,000 shares reserved for issuance and the exercise price must be at least equal to 85% of the fair market value of the Common Stock on the date of grant. Grants of options under the Non-Statutory Plan, if any, to members of the Compensation Committee will be approved by the disinterested members of the Board of Directors.

     Options granted under the Non-Statutory Plan are vested (and become immediately exercisable when vested) pursuant to the following schedule: 1) upon and after the first anniversary of the option, optionee shall have the right to purchase up to 25% of the aggregate number of shares subject to the option; 2) upon and after the second anniversary, up to 50% of the aggregate number of shares subject to the option; and 3) upon and after the third anniversary, up to 100% of the aggregate number of shares subject to the option.

     Options under the Non-Statutory Plan have been granted to approximately 60 persons, at an exercise price of $4.675 per share, as reflected by the following table:

                                                                           SHARES UNDERLYING
                          NAME/POSITION OF OPTIONEE                             OPTIONS
    ---------------------------------------------------------------------- -----------------
    Richard Berger, President, Chief Executive Officer and Chairman of the
      Board...............................................................      150,000
    Peter Behrendt, Director..............................................       10,000
    James Koblensky, Director.............................................       10,000
    Richard Miller, Director..............................................       10,000
    Bernard Taran, Director...............................................       10,000
    Other Non-Executive Employees (55 persons)............................      110,000

     Under either the 1996 Plan or the Non-Statutory Plan, options granted are exercisable during the optionee's lifetime only by the recipient and are non-transferable, except by will under the laws of descent and distribution. Unexercised options terminate on the date an individual ceases to be an employee of the Company, or, if exercise rights are vested, for a period of up to three months following termination if it is voluntary or occurs due to retirement with the consent of the Board of Directors. Should an optionee become disabled or die during his or her employment, the option may be exercised by the personal representative of the optionee for a period of up to 12 months from the date of his disability or during the stated option period in the event of his death, provided that the option is otherwise exercisable. The option will in any event expire on its stated expiration date. Options that expire or become unexercisable for any reason shall, unless the plan has been terminated, be available for future grants. The 1996 Plan will terminate in 2006, unless terminated earlier. The Board of Directors may terminate or amend either plan without stockholder approval, except (i) amending the 1996 Plan if the amendment would cause the 1996 Plan to fail to satisfy the Incentive Stock Option requirements of the Internal Revenue Code of 1986, as amended (the "Code"), and
(ii) as to either plan, if the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, require stockholder approval to amend. No amendment may materially adversely affect a previously granted option without the consent of the optionee.

     Pursuant to the agreements under which options are issued, in the event that an optionee voluntarily terminates employment with the Company and thereafter competes, either directly or indirectly, with the Company, the Board of Directors, in its sole discretion, has the right to cause the Company to repurchase from the optionee shares of the Common Stock which the optionee has acquired upon exercise of options. The repurchase price would be equal to the price at which the options were exercised by the optionee. This repurchase right extends for a period of five years from the date the options were exercised.

OTHER STOCK OPTIONS

     As of December 31, 1996, Messrs. Berger and Miller held options for 326,223 and 39,336 shares of Common Stock, respectively, under separate agreements which are not part of the 1996 Plan or Non-Statutory Plan. These options represent the adjusted options available to Messrs. Berger and Miller resulting from the options held prior to the Recapitalization that were granted in 1993. These options are exercisable at any time at a price of $1.91 per share. "Cashless" exercise is available pursuant to which shares may be acquired by reducing the number of shares acquired by applying the excess value (market value less exercise price) of the appropriate number of shares subject to the options to satisfy the exercise price obligation.

OPTION GRANTS AND EXERCISES

     The following table sets forth certain information with respect to the unexercised options to purchase Common Stock (including phantom stock shares and related appreciation rights) held by the Named Executive Officers as of December 31, 1996.

                         FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                     OPTIONS/SARS                      OPTIONS/SARS
                                                     AT FY-END(#)                      AT FY-END($)
                                             -----------------------------     -----------------------------
                   NAME                      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------------------------  -----------     -------------     -----------     -------------
Richard I. Berger..........................    326,223          150,000         $ 355,583(1)       $ -0-
Peter Behrendt.............................        -0-           10,000               -0-            -0-
James Koblensky............................        -0-           10,000               -0-            -0-
Bernard Taran..............................        -0-           10,000               -0-            -0-
Richard A. Miller..........................     39,336           10,000            42,876(2)         -0-
Anthony Mirando............................        -0-           34,000               -0-            -0-
Bonnie Metz................................        -0-           34,000               -0-            -0-
Donna Richardson...........................        -0-           34,000               -0-            -0-

---------------
(1) Based on difference between exercise price of $1.91 per share and closing price of $3.00 per share on December 31, 1996.

401(K) BENEFIT PLAN

     The Company maintains a deferred compensation plan for its employees under the Code (the "401(k) Plan"), entitled the Berel Industries, Inc. Savings and Investment Plan. The 401(k) Plan was adopted by the Company on January 1, 1993. The 401(k) Plan covers all of the employees of the Company, including officers, and the purpose of the 401(k) Plan is to provide retirement, disability, death, and certain other incidental benefits to participating employees and their beneficiaries. Employees who have completed one year of service and reached age 21 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to defer up to 15 percent of their compensation and have the Company contribute this deferred amount to the 401(k) Plan on their behalf, subject to certain maximum dollar limitations. Employees are fully vested in any salary reduction amounts which are contributed to the 401(k) Plan on their behalf. The Company may make a matching contribution up to 10 percent of the amount contributed by the employee up to a maximum of five percent of the contributing employee's annual earnings. These discretionary contributions are subject to the profitability of the company and are subject to certain limitations under the Code.

     Each participant or any beneficiary may elect to invest his or her voluntary contributions and the matching contributions in one or more investment funds. Participants are fully vested at all times in a salary reduction contribution as well as the Company contributions. During 1994, 1995 and 1996, employee contributions totaled $80,746, $106,738 and $71,920. Matching contributions by the Company during the same three-year period were $4,690, $5,976 and $5,045. A participant or his beneficiary may receive his benefits in the form of an annuity or in the form of a lump sum payment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of December 31, 1996 by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

                                                                          SHARES BENEFICIALLY
                                                                                OWNED(2)
                                                                        ------------------------
                         NAME AND ADDRESS(1)                              NUMBER      PERCENT(3)
----------------------------------------------------------------------  ----------    ----------
Richard Berger(4).....................................................   1,100,080       29.3
Karl Johannsmeier(5)..................................................     677,226       19.4
William Rollnick......................................................     368,047       10.7
Richard Miller(6).....................................................     204,647        5.9
Peter Behrendt........................................................          --         --
Bernard Taran.........................................................          --         --
James Koblensky.......................................................          --         --
Bonnie Metz...........................................................          --         --
Anthony Mirando.......................................................          --         --
Donna Richardson......................................................          --         --
                                                                         ---------       ----
All Current Officers and Directors as a Group (eight persons).........   1,304,727       34.3
                                                                         =========       ====

---------------
(1) The address of each listed stockholder is c/o the Company, 13845 Artesia Boulevard, Cerritos, California 90703.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange commission and generally includes the right to exercise voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Applicable percentage of ownership is based on 3,434,441 shares of Common Stock outstanding as of February 28, 1997.

(4) Consists of 697,220 shares owned by Berger Holdings, a company controlled by Mr. Berger, 76,637 owned by EMI Employment Pension Plan, of which Mr. Berger is trustee, and 326,223 shares of Common Stock which may be acquired by Mr. Berger upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of the date hereof.

(5) Consists of 477,226 shares owned by Karl H. Johannsmeier, 100,000 shares by Trust of Klaus D. Johannsmeier, of which Karl H. Johannsmeier is the trustee, and 100,000 shares of Trust of Hans J. Johannsmeier, of which Karl
    H. Johannsmeier is the trustee.

(6) Consists of 69,109 shares owned by RAM Investment Group, a partnership controlled by Mr. Miller, 96,202 shares owned by Richard Alan Miller Employee Pension Plan, of which Mr. Miller is trustee, and 39,336 shares of Common Stock which may be acquired by Mr. Miller upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective upon the consummation of the Company's initial public offering in 1996, the Company established a Compensation Committee. The Compensation Committee consists of Messrs. Berger, Taran, and Behrendt, and reviews executive salaries and administers any bonus, incentive compensation, and stock option plans of the Company, including the 1996 Plan. In addition, the Compensation Committee consults with management of the Company regarding pension and other benefit plans, and compensation policies and practices of the Company.

     Richard Berger has historically provided his services pursuant to an arrangement with Executive Marketing, Inc., an entity controlled by Mr. Berger. In this regard, the cash compensation for Mr. Berger's services up to and including May 21, 1996, has been paid to Executive Marketing, Inc.

     During 1995, Mr. Berger made a personal loan to the Company's distribution agent in Canada, Carr-Tech Distributors. Carr-Tech had certain products for which it was entitled to invoice the Company during 1995. Carr-Tech reduced the amount of the invoice by $150,000 and the Company, in turn, is obligated to discharge the obligation of Carr-Tech to Mr. Berger, repaying in full the obligation of Carr-Tech and having no net effect on the Company. This obligation has been assigned by Mr. Berger to Mr. Miller. See below.

     Berger Holdings, an affiliated company of Mr. Berger, loaned $265,000 to the Company on March 28, 1994. This loan was paid in full on January 3, 1995. On January 11, 1995, Berger Holdings made a subsequent loan to the Company in the amount of $245,000. Interest on the loan accrues at the same rate of interest that the Company is charged by its principal lender, BTCC. Interest accrued through December 31, 1995 on the loan totalled $18,192. The loan was repaid in full during April 1996.

     Mr. Berger has been issued a subordinated note in the amount of $201,163 for his accrued bonus owing for the year ended 1994. This note is a general unsecured obligation of the Company, maturing on May 21, 2000. The note bears interest at the rate of 10% per year. Semi-annual interest payments will commenced November 1, 1996, and semi-annual fully amortized principal payments will commence May 1, 1997. This note is subordinate to the BTCC Loan, but equal in priority to the subordinated dividend notes.

     On May 21, 1996, each of Richard Berger, Richard Miller, Karl Johannsmeier and William Rollnick (or their respective affiliates) were issued promissory notes or hold other evidence of the obligations in lieu of accumulated but unpaid dividends on the Company's Series A Preferred Stock. During November of 1996, Mr. Berger made an unsecured, interest-free loan to the Company for $300,000 (the "November 1996 Loan"). This loan is payable upon demand.

     During January of 1997, through a series of transactions among Mr. Berger, his own pension plan and Mr. Miller, Mr. Miller acquired the obligations of the Company to Mr. Berger associated with the November 1996 Loan, the $150,000 obligation of the Company to Mr. Berger arising out of the 1995 Carr-Tech transactions, and $116,000 of the obligations of the Company owing to Mr. Berger for accrued and unpaid dividends on the formerly issued Series A Preferred Stock. This series of transactions had no impact on the Company, the obligations that otherwise would be owing to Mr. Berger having been effectively assigned to Mr. Miller.

     Richard Miller, a director of the Company, has provided legal services as counsel to the Company from time to time. During 1995 and 1996, Mr. Miller was compensated for legal services in amounts totaling $12,750 and $8,250, respectively. Additionally, Mr. Miller was paid $5,875 and $15,437 for directors fees and interest on subordinated notes, respectively, during 1996. The Company does not anticipate that Mr. Miller's legal services to the Company will be substantial in the future.

     Peter Behrendt received a monthly fee of $1,000, for a total of $12,000, during 1995 in exchange for consulting services. During 1996, Mr. Behrendt was paid directors fees of $5,875.

     James Koblensky, a Director and President of N. K. Management, has provided management consulting services through N. K. Management Company. During 1995, N.
K. Management Company was paid a monthly fee of $1,000, for a total of $12,000 for the year, and during the first four months of 1996, N. K. Management Company was paid a total of $2,000 for the year. In addition, during 1996, Mr. Koblensky was paid directors fees ($4,375), expense reimbursement ($307) and a salary and medical premiums for part-time services ($8,093). Mr. Koblensky has been paid for consulting services on an hourly basis.

     Bernard Taran, a Director, has provided certain services to the Company from time to time as a part-time employee. Since May 1996, Mr. Taran has provided consulting services on an hourly basis. During 1995, Mr. Taran was paid approximately $12,000 and was provided with health insurance as a participant in the

Company's group insurance plan. Mr. Taran provides analyses of the Company's insurance needs and coverage. During 1996, Mr. Taran was paid directors fees ($4,375), salary and medical insurance premiums ($8,841) and expense reimbursements ($4,270).

     Immediately prior to the Company's initial public offering, the Company terminated its former phantom stock plan. Bonnie Metz, Anthony Mirando, Donna Richardson, and Peter Behrendt were participants in that plan. In accordance with such termination, each such person received a promissory note in consideration for the cancellation of their phantom shares. The termination of the phantom stock plan resulted in promissory notes being issued as follows:

                                                                          NOTE AMOUNT
                                                                          -----------
        Anthony Mirando.................................................    $94,000
        Donna Richardson................................................    $30,550
        Bonnie Metz.....................................................    $35,250
        Peter Behrendt..................................................    $47,000

     Each note is a general unsecured obligation of the Company, maturing in five years. The notes bear interest at the rate of eight percent per year. Semi-annual interest payments commenced November 1, 1996 and fully-amortized, semi-annual principal repayments shall commence May 1, 1997.

     The Company believes that the terms of all transactions between the Company and its stockholders, or any of their affiliates described above, are no less favorable to the company than terms that could have been obtained from third parties. After the consummation of the Company's initial public offering, all transactions between the Company and its officers, directors, principal stockholders, or their affiliates are subject to approval by the disinterested members of the Board of Directors. See "Management."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS.

     The following is a list of all financial statements filed as a part of this
Report:

          1. Consolidated Balance Sheets -- December 31, 1996 and 1995 (as restated)

          2. Consolidated Statements of Operations for the years ended December 31, 1996, 1995 (as restated) and 1994

          3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 (as restated) and 1994

          4. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 (as restated) and 1994

          5. Notes to Consolidated Financial Statements -- December 31, 1996, 1995 and 1994

     (b) FINANCIAL STATEMENT SCHEDULES.

     The following is a list of a financial statement schedule required to be filed as a part of this Report:

          II. Valuation and Qualifying Accounts

     All schedules other than the Schedule listed above are omitted as the information is not required, not material or otherwise furnished.

     (c) EXHIBITS.

EXHIBIT                                                                           METHOD OF
NUMBER                               DESCRIPTION                                    FILING
------   -------------------------------------------------------------------    --------------
   3-A   Restated Certificate of Incorporation of Berel Industries, Inc. ...          **
   3-B   Bylaws of Berel Industries, Inc. ..................................          **
   3-C   Amendment of Articles of Incorporation of Craig Consumer
           Electronics, Inc. ...............................................          **
   4-A   Specimen of Common Stock Certificate...............................          **
  10-A   Loan Agreement with BTCC...........................................          **
  10-B   Cerritos Lease.....................................................          **
  10-C   Hong Kong Lease....................................................          **
  10-D   Chinese Joint Venture Agreement....................................          *
  10-E   Revised Employment Agreement of Richard Berger.....................          **
  10-F   Form of Indemnity Agreement for Directors..........................          **
  10-G   Revised Form of Proposed Subordinated Note.........................          **
  10-H   Revised Incentive Stock Option Plan................................          **
  10-I   Revised Non-Qualified Stock Option Plan............................          **
  10-J   Revised Berger Option Agreement....................................          **
  10-K   Revised Miller Option Agreement....................................          **
  10-L   Employment Agreement of Donna Richardson...........................          **
  10-M   Employment Agreement of Bonnie Metz................................          **
  10-N   Employment Agreement of Anthony Mirando............................          **
  10-O   Lease Agreement with Datuk Lai Kon Fah PGDK........................          *
  10-P   Engagement Agreement with Billion Lane International Limited.......          *
  24     Powers of Attorney.................................................    Signature Page
  27     Financial Data Schedule............................................          *

---------------
 * Filed herewith.

** This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-01868) and is incorporated herein.

     (d) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarterly period ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 1997.

                                          CRAIG CONSUMER ELECTRONICS, INC.

                                          By:      /s/ RICHARD I. BERGER
                                            ------------------------------------
                                                     Richard I. Berger
                                               Its President, Chief Executive
                                                         Officer and
                                                   Chairman of the Board

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RICHARD I. BERGER and DONNA RICHARDSON, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                  TITLE                       DATE
------------------------------------------   ----------------------------------   ---------------

          /s/ RICHARD I. BERGER              President, Chief Executive Officer    April 14, 1997
------------------------------------------     and Chairman of the Board
            Richard I. Berger                  (Principal Executive Officer)

           /s/ DONNA RICHARDSON              Treasurer, Secretary and Chief        April 14, 1997
------------------------------------------     Financial Officer (Principal
             Donna Richardson                  Accounting Officer)

                                             Director                              April 14, 1997
------------------------------------------
              Peter Behrendt

           /s/ JAMES KOBLENSKY               Director                              April 14, 1997
------------------------------------------
             James Koblensky

          /s/ RICHARD A. MILLER              Director                              April 14, 1997
------------------------------------------
            Richard A. Miller

           /s/ BERNARD L. TARAN              Director                              April 14, 1997
------------------------------------------
             Bernard L. Taran