Form 10-K/A
period 1996-12-31
CRAIG CONSUMER ELECTRONICS INC
filed 1997-04-17
CIK 1009869

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 1


                                       TO

                                   FORM 10-K
(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     The allegations in the Jacobs Litigation involve violations of sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and sections 11, 12 and 15 of the Securities Act of 1933. The claims are based almost entirely on the restatement of the Company's 1995 financial statements and allegations that a misleading financial statement was intentionally allowed to remain in the marketplace from and after the date of the initial public offering. Management believes that the adjustments giving rise to the restatement to the 1995 financial statements are immaterial from an investment point of view, and are particularly immaterial after giving effect to the reversal of certain items in 1996 and 1997 that relate to 1995. Particularly,
(i) Richard Berger's agreement to repay his 1995 bonus (approximately $318,000), which was computed based on the financial statements prior to the restatement, and (ii) the booking during 1996 of approximately $100,000 of interest income related to anti-dumping duty refunds due the Company that had not been accrued as of December 31, 1995, render the restatement immaterial from an investment perspective. All the allegations and causes of action based on intentional misconduct are in Management's view based on Management's investigation, completely unfounded.

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

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                        1992         1993         1994           1995           1996
                                       -------     --------     --------     -------------     -------
                                                                             (AS RESTATED)
                                                               (IN THOUSANDS)
STATEMENT OF INCOME DATA:
Audio sales........................    $34,052     $ 53,029     $ 71,432        $80,710        $80,713
Video and other product sales......     45,256       48,186       34,207          7,966            (81)
                                       -------     --------     --------        -------        -------
Net sales..........................     79,308      101,215      105,639         88,676         80,632
Cost of goods sold.................     69,292       89,359       91,334         75,113         71,950
                                       -------     --------     --------        -------        -------
Gross profit.......................     10,016       11,856       14,305         13,563          8,682
                                       -------     --------     --------        -------        -------
Selling expenses...................      3,361        4,809        5,165          4,664          5,422
General and administrative
  expenses.........................      4,111        4,611        6,681          6,424          6,842
Product development expenses.......        346          105          163            200            147
                                       -------     --------     --------        -------        -------
Operating expenses.................      7,818        9,525       12,009         11,288         12,411
                                       -------     --------     --------        -------        -------
Operating income (loss)............      2,198        2,331        2,296          2,275         (3,729)
Interest expense, net..............      1,029        1,221        1,692          2,200          2,251
                                       -------     --------     --------        -------        -------
Income (loss) before provision for
  taxes............................      1,169        1,110          604             75         (5,980)
Provision for taxes................        182           37           71             46             --
Extraordinary item.................         50           --           --             --             --
                                       -------     --------     --------        -------        -------
Net income (loss)..................    $   937     $  1,073     $    533        $    29        $(5,980)
                                       =======     ========     ========        =======        =======

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
                                                                         (AS RESTATED)
BALANCE SHEET DATA:
Working Capital.............................................    $ 3,528     $ 3,282     $ 3,610
Total Assets................................................     41,145      31,740      39,169
Notes payable under revolving line of credit................     20,914      15,530      20,714
Subordinated debt and capital lease obligations, net of
  current portion...........................................        634       1,048       1,150
Stockholders' equity........................................      4,581       4,172       3,917


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

  g. Property and Equipment

     Property and Equipment is recorded at depreciated cost and consists of the following at December 31, 1996 and 1995:

                                                               1996           1995
                                                             ---------     -----------
        Machinery and Equipment............................  $ 836,502     $   886,188
        Furniture and Fixtures.............................    272,946         498,965
        Leasehold Improvements.............................    175,316          50,847
        Automobile.........................................         --           3,100
        Capital Leases.....................................    118,717         118,717
                                                             ---------     -----------
                                                             1,403,481       1,557,817
        Accumulated depreciation and amortization..........   (832,181)     (1,002,101)
                                                             ---------     -----------
                                                             $ 571,300     $   555,716
                                                             =========     ===========

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

                            YEAR ENDING:                       CAPITAL      OPERATING
        -----------------------------------------------------  --------     ----------
        1997.................................................  $ 29,656     $  520,639
        1998.................................................    28,588        442,916
        1999.................................................    15,804        429,863
        2000.................................................        --         95,952
                                                               --------     ----------
                                                                 74,048     $1,489,370
                                                                            ==========
        Amount representing interest.........................    (7,829)
                                                               --------
                                                                 66,219
        Current portion......................................   (24,842)
                                                               --------
                                                               $ 41,377
                                                               ========

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

     The components of the Company's deferred tax asset at December 31, 1996 and 1995 were:

                                                               1996            1995
                                                            -----------     -----------
        Inventory reserves................................  $   697,449     $   420,582
        Allowance for returns and doubtful accounts.......      482,462         463,451
        NOL carryforwards.................................    3,914,973       1,693,717
        Depreciation......................................      199,413         140,562
        Miscellaneous.....................................       61,031          69,697
        Other.............................................       44,672         161,991
                                                            -----------     -----------
                                                              5,400,000       2,950,000
        Valuation allowance...............................   (5,400,000)     (2,950,000)
                                                            -----------     -----------
        Net deferred tax asset............................  $        --     $        --
                                                            ===========     ===========

     The provision for income taxes is comprised of the following:

                                                          1996       1995        1994
                                                          -----     -------     -------
        Current provision:
          Federal.......................................  $  --     $45,993     $41,222
          State.........................................     --          --      29,738
                                                          -----     -------     -------
                  Total current provision...............  $  --     $45,993     $70,960
                                                          =====     =======     =======

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

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                                                    ------------------------------
                                               ANNUAL COMPENSATION(1)                           LTIP     ALL OTHER
                                     ------------------------------------------     OPTIONS/  PAYMENTS    COMPEN-
    NAME AND PRINCIPAL POSITION      YEAR    SALARY        BONUS         OTHER      SARS(#)     ($)       SATION
-----------------------------------  ----   --------      --------      -------     -------   --------   ---------
Richard Berger.....................  1996   $340,746(2)   $ -0-         $40,000(4)  150,000      -0-        -0-
  President, Chief Executive         1995    311,512       318,000(3)    30,000(4)     -0-       -0-        -0-
    Officer, and Chairman of         1994    295,000(5)    360,000(5)    16,525        -0-       -0-        -0-
    the Board

Bonnie Metz........................  1996    126,600        -0-          78,000(6)  34,000       -0-        -0-
  Vice President -- Managing         1995    109,500        -0-          68,500(6)     -0-       -0-        -0-
    Director, Hong Kong              1994    109,500         7,200       56,600(6)     -0-       -0-        -0-


Anthony Mirando....................  1996    156,600        -0-           6,600     34,000       -0-        -0-
  Senior Vice President              1995    132,000        -0-           6,600        -0-       -0-        -0-
                                     1994    132,000         9,900        6,600        -0-       -0-        -0-

Donna Richardson...................  1996    115,000        -0-           -0-       34,000       -0-        -0-
  Secretary, Treasurer, and          1995    100,000        -0-           -0-          -0-       -0-        -0-
  Chief Financial Officer            1994    100,000         6,480        -0-          -0-       -0-        -0-

---------------
(1) Except where indicated, other than salary, bonus, and other compensation described herein, the Company did not pay the Named Executive Officers any compensation, including perquisites, in excess of 10% of such Named Executive Officer's salary.


(2) Represents $114,842 paid to Executive Marketing, Inc., an affiliate of Mr. Berger ("EMI") which contracted to provide Mr. Berger's services to the Company from January 1, 1996 through May 20, 1996, and $225,904 paid by the Company to Mr. Berger for the period beginning May 21, 1996 through December 31, 1996. Does not include the 1996 bonus for 1994 earnings previously withheld but paid during 1996 by delivery of a subordinated note. See "Certain Relationships and Related Transactions."


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

     (c) EXHIBITS.


EXHIBIT                                                                           METHOD OF
NUMBER                               DESCRIPTION                                    FILING
------   -------------------------------------------------------------------    --------------
   3-A   Restated Certificate of Incorporation of Berel Industries, Inc. ...          **
   3-B   Bylaws of Berel Industries, Inc. ..................................          **
   3-C   Amendment of Articles of Incorporation of Craig Consumer
           Electronics, Inc. ...............................................          **
   4-A   Specimen of Common Stock Certificate...............................          **
  10-A   Loan Agreement with BTCC...........................................          **
  10-B   Cerritos Lease.....................................................          **
  10-C   Hong Kong Lease....................................................          **
  10-D   Chinese Joint Venture Agreement....................................         ***
  10-E   Revised Employment Agreement of Richard Berger.....................          **
  10-F   Form of Indemnity Agreement for Directors..........................          **
  10-G   Revised Form of Proposed Subordinated Note.........................          **
  10-H   Revised Incentive Stock Option Plan................................          **
  10-I   Revised Non-Qualified Stock Option Plan............................          **
  10-J   Revised Berger Option Agreement....................................          **
  10-K   Revised Miller Option Agreement....................................          **
  10-L   Employment Agreement of Donna Richardson...........................          **
  10-M   Employment Agreement of Bonnie Metz................................          **
  10-N   Employment Agreement of Anthony Mirando............................          **
  10-O   Lease Agreement with Datuk Lai Kon Fah PGDK........................         ***
  10-P   Engagement Agreement with Billion Lane International Limited.......         ***
  27     Financial Data Schedule............................................          *


---------------
  * Filed herewith.

 ** This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-01868) and is incorporated herein.


*** Previously filed.


     (d) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarterly period ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 1997.


                                          CRAIG CONSUMER ELECTRONICS, INC.

                                          By:      /s/ RICHARD I. BERGER
                                            ------------------------------------
                                                     Richard I. Berger
                                               Its President, Chief Executive
                                                         Officer and
                                                   Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                SIGNATURE                                  TITLE                       DATE
------------------------------------------   ----------------------------------   ---------------

          /s/ RICHARD I. BERGER              President, Chief Executive Officer    April 16, 1997
------------------------------------------     and Chairman of the Board
            Richard I. Berger                  (Principal Executive Officer)

           /s/ DONNA RICHARDSON              Treasurer, Secretary and Chief        April 16, 1997
------------------------------------------     Financial Officer (Principal
             Donna Richardson                  Accounting Officer)