Form 10-Q
period 1997-03-31
CRAIG CONSUMER ELECTRONICS INC
filed 1997-05-15
CIK 1009869

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1997
                               ---------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ---------------

                         Commission File Number 0-27882


                        CRAIG CONSUMER ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                     95-4228391
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


13845 ARTESIA BOULEVARD, CERRITOS, CALIFORNIA             90703-9000
---------------------------------------------             ----------
  (Address of principal executive offices)                 Zip Code)


Registrant's telephone number, including area code (562) 926-9944
                                                  ---------------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes [ X ] No [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 12, 1997, the number of shares of common stock outstanding was 3,434,441.

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements
                 Consolidated Balance Sheets................................  4
                 Statements of Operations...................................  5
                 Statements of Cash Flows...................................  6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............  9

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings.......................................... 14
        Item 2.  Changes in Securities...................................... 15
        Item 3.  Defaults Upon Senior Securities............................ 15
        Item 4.  Submission of Matters to a Vote of Security Holders........ 15
        Item 5.  Other Information.......................................... 15
        Item 6.  Exhibits and Reports on Form 8-K........................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        CRAIG CONSUMER ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31, 1997   DECEMBER 31, 1996
                                                                 --------------   -----------------
                                                                  (Unaudited)         (Audited)
                                     ASSETS:
Current Assets:
    Cash ....................................................   $     22,288       $        600
    Accounts receivable, net ................................     12,673,988         19,097,313
    Inventory, net ..........................................     16,829,369         17,743,453
    Supplies and prepaid expenses ...........................        983,165            561,572
    Other current assets ....................................        316,073            309,338

      Total current assets ..................................     30,824,882         37,712,276

Property and Equipment, net .................................        507,409            571,300
Other Assets ................................................        691,174            885,529

                                                                $ 32,023,465       $ 39,169,105

                      LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:

    Note payable under revolving line of credit .............   $ 17,421,549       $ 20,713,828
    Accounts payable ........................................      9,607,307         10,912,430
    Notes payable - related party ...........................        566,000                 --
    Bank overdraft ..........................................             --            635,950
    Accrued liabilities .....................................      1,149,971          1,794,127
    Taxes payable ...........................................       (295,742)            21,486
    Current maturities of capital lease obligations .........         24,842             24,842

      Total current liabilities .............................     28,473,927         34,102,663

Capital Lease Obligations ...................................         35,368             41,377
Subordinated Debt ...........................................        842,040          1,108,339

Commitments and Contingencies

Shareholders' Equity:

Common stock: $.01 par value--
    Authorized--15,000,000 shares
    Issued and outstanding--3,434,441 and 3,434,441 shares at
    March 31, 1997 and December 31, 1996, respectively ......         34,344             34,344

Additional paid-in capital ..................................      9,070,360          9,070,360
Retained earnings ...........................................     (6,432,574)        (5,187,978)

                                                                   2,672,131          3,916,726
                                                                $ 32,023,465       $ 39,169,105
                                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31
                                                           ---------------------------
                                                               1997             1996
                                                               ----             ----
                                                                    (Unaudited)
Net Sales ..............................................   $ 12,658,877    $ 13,389,858
Cost of sales ..........................................     10,589,863      11,458,767
    Gross Profit .......................................      2,069,013       1,931,091

Operating Expenses:
    Selling ............................................      1,429,635         750,037
    General and administrative .........................      1,463,283       1,420,835
    Product development ................................         48,927          37,091
        Operating expenses .............................      2,941,845       2,207,963
        Income (loss) from operations ..................       (872,832)       (276,872)

Other income (expense):
    Interest expense ...................................       (440,958)       (382,567)
    Other ..............................................       (152,857)              0
      Other expense, net ...............................       (593,815)       (382,567)
      Income (loss) before provision for income taxes...     (1,466,647)       (659,439)

Provision for income taxes .............................       (222,052)       (111,445)

    Net income (loss)...................................    $(1,244,595)    $  (547,994)

Pro-forma net income (loss) per share (not covered by
  report of independent public accountants) ............    $     (0.42)    $     (0.26)

Weighted average shares outstanding ....................      2,935,811       2,134,441


   The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED MARCH 31
                                                                   ---------------------------
                                                                         1997          1996
                                                                         ----          ----
                                                                             (Unaudited)
Cash flows from operating activities:
    Net loss ......................................................  ($1,244,595)  ($  547,994)

    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
    Depreciation and amortization .................................      180,962       164,072
    Decease in subordinated debt ..................................     (266,299)           --
    (Increase) decrease in accounts receivables, net ..............    6,423,325     1,891,573
    (Increase) decrease in inventory, net .........................      914,084     2,700,246
    (Increase) decrease in supplies and prepaid expenses
      and other current assets ....................................     (428,328)     (447,434)
    (Increase) decrease in other assets ...........................      105,824        36,126
    Increase (decrease) in accounts payable
      and accrued liabilities......................................   (2,585,229)      574,988
    Increase (decrease) in taxes payable ..........................     (317,228)     (118,569)

      Total adjustments to net income .............................    4,027,111     4,801,003

      Net cash provided by (used in) operating activities .........    2,782,516     4,253,009

Cash flows from investing activities:
    Purchases of property and equipment ...........................      (28,540)     (129,731)
    Proceeds from sale of property and equipment ..................           --            --
    Loss on disposal of property and equipment ....................           --            --

      Net cash used in investing activities .......................      (28,540)     (129,731)

Cash flows from financing activities:
    Net borrowings (repayments) on notes payable under
      revolving line of credit ....................................   (3,292,279)   (4,194,193)
    Notes payable to related party ................................      566,000            --
    Preferred stock dividends paid ................................           --            --
    Proceeds received from stock issuance ........................            --            --
    Increase (decrease) in capital lease obligation ...............       (6,009)       (5,336)
      Net cash provided by (used in) financing activities .........   (2,732,288)   (4,199,530)
    Net increase (decrease) in cash ...............................       21,688       (76,252)
    Cash, beginning of period .....................................          600       220,756

    Cash, end of period ...........................................  $    22,288   $   144,504
                                                                     ===========   ===========
    Supplemental disclosure of cash flow information:

      Cash paid during the period for --

      Interest ....................................................  $   320,913   $   341,320
                                                                     ===========   ===========
      Income taxes ................................................  $         0   $   130,000
                                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        CRAIG CONSUMER ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Craig Consumer Electronics, Inc. (the "Company") reflect all adjustments (which included only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the period presented. The accompanying unaudited financial statements and footnotes thereto should be read in conjunction with the December 31, 1996 and December 31, 1995 (restated) financial statements and footnotes to be found in the Company's 10-K report.

     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by the Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to follow the intrinsic value approach prescribed by APBO No. 25 and, accordingly, adoption of SFAS No. 123 had an immaterial effect.

3.   INITIAL PUBLIC OFFERING

     The Company successfully completed it initial public offering of its common stock on May 21, 1996, with the sale of 1.3 million shares. In connection with the offering, the holders of Series A Preferred Stock executed agreements under which their shares were automatically converted into 1,733,330 shares of Common Stock. In addition, a 3.81-to-one reverse split of the Common Stock was completed upon the effectiveness of the offering.

4.   INCOME OR LOSS PER SHARE

     For the three-month periods ended March 31, 1997 and 1996, net income per share equals the net income, divided by the weighted average number of common shares and common equivalent shares (dilutive stock options) outstanding, after giving effect to the conversion of preferred and common shares referred to in
Note 3 above. For the three months ended March 31, 1997 and 1996, the inclusion of common equivalent shares would be anti-dilutive, and accordingly, they are excluded from the loss per share calculations.

5.   PENDING CLASS ACTION LITIGATION

     Since its initial public offering in May 1996, the Company's stock price has declined from the offering price. In addition, the Company has restated its fiscal 1995 operating results originally disclosed in the Form S-1 filed pursuant to the offering. On April 2 and April 14, 1997, class action lawsuits were filed against the Company related to the above. Although there is some exposure from the above matters, Management feels that litigation on this basis is difficult to support, particularly in light of the nature of the applicable disclosure, the Company's overall condition and numerous other factors. Management has reached a tentative resolution of the lawsuits, the effectiveness of which is subject to certain procedural and other contingencies. If the contingencies to the effectiveness of the settlements are not satisfied, Management will vigorously contest the plaintiffs' claims.


6.   INCOME TAXES

     The provision for income taxes for the three month periods reflect the estimated effective rate for the full year. The effective rate reflects the anticipated liability for alternative minimum tax purposes. The Company has net operating losses available to offset the liability for regular tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table is derived from the Company's Statements of Operations, and sets forth, for the periods indicated, selected operating results as a percentage of sales.

                                     THREE MONTHS ENDED MARCH
                                       1997            1996
                                       -----           ----
Audio Sales                            99.8%            95.8%
Video Sales                              .2              4.2
                                      -----            -----
Total Sales                           100.0            100.0

Gross Margin                           16.3             14.4

Operating Expenses                     23.2             16.5

Interest Expense                        4.7              2.9

Income (loss) before taxes            (11.6)            (4.9)

Net income (loss)                      (9.8)            (4.1)


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

     The consumer electronics industry within which the Company operates is highly seasonal. As a result, the Company's historical revenues and earnings are typically depressed during the first and second quarters, compared to the improved performance which typically occurs during the third and fourth quarters of each year. On a quarterly basis, the company's best performance usually occurs within the fourth quarter as a result of higher revenue levels and lower operating expenses, while the Company's least effective performance occurs within the first quarter of each year, which is characteristically evidenced by lower revenue combined with higher than average operating expenses.

     The Company's net sales decreased by approximately $731,000 during the first quarter of fiscal year 1997, compared to the same quarter of the previous fiscal year. Much of the decrease in net sales is due to slower than anticipated domestic sales in the following product categories: Mobile Audio, especially in-dash mounted cassette players; CD changers; and Audio, specifically Home Stereo Systems. Lower video sales were a result of the Company's previously announced plans to exit the video product category and represented approximately 0.2% of net sales for the current period, compared to roughly 4.7% during the same period in the previous fiscal year. Lower than anticipated international sales accounted for a substantially smaller portion of the decline in net sales.

     Improved gross margins, both in terms of actual dollars and percentages, were achieved during the quarter ended March 31, 1997 compared to the same period of the previous fiscal year. During the quarter ended March 31, 1997, gross margins were approximately $2,069,000 or 16.3% of net sales, compared to $1,931,000 and 14.4% during the first quarter of 1996, producing a net increase of $138,000 or 7.1% over the previous period. Credits from suppliers equal to approximately $1,128,000 were realized during the quarter ended March 31, 1997, in keeping with the Company's change in its method of accounting to record these amounts as they are realized on a cash basis rather than on an accrual basis, as the Company had accounted for such credits prior to the company's fiscal year ended December 31, 1996.

     Total operating expenses were approximately $734,000 higher during the quarter ended March 31, 1997 than the same period in the previous fiscal year. As a percentage of net sales, operating expenses incurred during the first quarter increased by 6.7%, from 16.5% of net sales at March 31, 1996 to 23.2% at March 31, 1997. Approximately $96,000 in net increased operating expenses incurred during the quarter ended March 31, 1997 were not included during the quarter ended March 31, 1996. The Company experienced increased consumer rebate expenses of approximately $298,000, compensation expense related to Phantom Stock Plan notes of $52,000, and marketing salaries and departmental expenses of approximately $64,000. This approximately $414,000 increase was partially offset when Mr. Richard Berger, the Company's President and Chief Executive Officer, voluntarily paid back his previously earned bonus of $318,000 to the Company after a restatement of fiscal year 1995 earnings resulted in lower income for the Company. Other expenses which were higher on a relative basis for the quarter ended March 31, 1997 compared to the same three-month period ended March 31, 1996 include the following:

+ Administrative expenses increased by approximately $100,000 as a result of increased legal and professional fees, data processing fees, and temporary staffing expenses.

+ Selling and marketing expenses increased by approximately $700,000, in part from increased variable selling expenses in the form of advertising support provided to major retail customers in order to help promote the sale of the Company's products through its retail distribution channels. Higher expenses for co-op advertising are likely to continue throughout the remainder of fiscal year 1997. Approximately $51,000 in increased selling and marketing expenses is attributable to greater industry advertising and trade show expenses. As discussed above, consumer rebate expenses amounted to approximately $298,000 for the quarter ended March 31, 1997 compared to $0 for the corresponding period of 1996.

+ Higher expenses in Hong Kong were incurred due to added salary and consulting expenses resulting from the addition of a general manager and three employees involved in the design and sourcing of product. These staff increases will likely remain in place during the remainder of the Company's current fiscal year, but there are no plans for further increases to staff during the same period. The remainder of the increase in Hong Kong-related expenses consist of general administrative expenses.

+ Expenses related to the Company's joint venture ("JV") activity were approximately $302,000 higher during the first quarter of 1997 compared to the same period in 1996. Major activity did not occur at the JV until March 1997 due to the start-up logistical requirements to move merchandise intra-country from the old JV in Shenzen, People's Republic of China ("PRC") to the new JV location in Zhuhai, PRC. Expenses are expected to level as a result of efficiency gains which are likely to occur late in the second quarter of 1997 or early in the third quarter of 1997 as production volumes increase.

The combined effect of these increased expenses reduced operating income by approximately $596,000 to ($873,000) for the quarter ended March 31, 1997 compared to operating income of ($277,000) for the quarter ended March 31, 1996.

     Interest expense was $211,000 higher during the first quarter of 1997 than the first quarter of 1996. More than half of this increase resulted from greater amortization of commitment fees due to the change in maturity on the Company's senior secured revolving line of credit. The net increase in commitment fee amortization amounted to $37,000 per month, or $111,000 per quarter, which began after the Company's fiscal year ended December 31, 1996. Additional use of the line of credit increased interest expense by approximately $70,000 during the quarter ended March 31, 1997 when compared to the quarter ended March 31, 1996.

     Due to the combination of lower net sales and higher total operating expenses in the first quarter of 1997 compared to the first quarter of 1996, net losses increased from approximately $548,000 for the first quarter of 1996 to nearly $1,245,000 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the quarter ended March 31, 1997 was approximately $2,783,000 compared to approximately $4,253,000 for the quarter ended March 31, 1996. This 35% reduction in net cash provided by operating activities resulted from a higher operating loss during the first quarter of 1997 relative to the same period of 1996, coupled with other events described below. Despite the fact that losses were incurred in both periods, net cash from operations was positive as a result of three trends which typically occur during the first quarter of each fiscal year:

+ Accounts receivable levels fall as cash is collected from the majority of sales occurring in the immediately preceding quarter. For example, accounts receivable levels declined by approximately $6,423,000 during the quarter ended March 31, 1997 and by approximately $1,892,000 during the quarter ended March 31, 1996.

+ Inventory levels decline from peak levels occurring during the fourth quarter which are necessary to support seasonal revenue trends. During the first quarter of 1997, inventory levels declined by approximately $914,000, and during the first quarter of 1996, inventory levels were reduced by approximately $2,700,000.

+ Since annual peak borrowing usually occurs during the fourth quarter, net repayments to the Company's line of credit generally occur during the first quarter as a result of cash collections, which reduce the Company's accounts receivable levels, and, simultaneously, amounts owing under the Company's senior secured line of credit. During the quarter ended March 31, 1997, the Company reduced its amount owing under its revolving bank line of credit by approximately ($3,292,000) and by approximately ($4,194,000) during the quarter ended March 31, 1996.

     The Company's accounts payable balances fell by approximately ($2,585,000) during the first quarter of 1997.

     In the quarter ended March 31, 1997, the Company purchased approximately $29,000 of property and equipment, primarily computer equipment and machinery and equipment necessary to establish the Company's new JV operation in the PRC. The Company has made no material additions to its existing plans for capital expenditures for the remainder of fiscal year 1997, which currently include purchasing or leasing telecommunications equipment, upgrading its accounting software, and obtaining normal upgrades to its data processing equipment from time to time.

     Increased prepaid expenses of approximately ($428,000) resulted from approximately $337,000 in expenses related to the Company's current and next year trade show activities and a $90,000 investment in the Company's new JV operation in Zhuhai, PRC.

     Notes payable to a related party represented a short-term loan to the Company made by Mr. Richard A. Miller, a member of the Company's Board of Directors, for $566,000. Terms of the note include interest payable at 8%, with principal payable upon demand.

     The Company's senior secured revolving line of credit is collateralized by its accounts receivable and inventory, excluding inventory which has been transferred to the Company's new JV operation for refurbishment, and other items which have been excluded pursuant to an Amended Loan Agreement between the Company and its senior secured lender, Bankers Trust Commercial Corporation (the "BTCC Loan Agreement"). Inventory which has been refurbished and shipped from the Company's new JV to its headquarters in the U.S. is eligible for inclusion as soon as the product is shipped and in transit. The Company's borrowing availability under its line of credit at March 31, 1997 was approximately $464,000 and cash generated from operations, trade credit lines, and other financing sources were sufficient to meet the capital requirements of the company for the quarter.

     The Company complied with all of the negative financial covenants contained in the BTCC Loan Agreement for the quarter ended March 31, 1997. In order to obtain the necessary financial waivers required on its financial covenants at the Company's fiscal year ended December 31, 1996, the Company agreed to a moratorium on the payment of interest amounting to approximately $149,000 which was due to be paid on May 1, 1997 under both subordinated debt and promissory notes (which arose from the Company's now terminated Phantom Stock Plan). Under the terms of these debt agreements, no payment will be made to the extent that such payment would cause any violation or default of any material agreement to which the Company is a party, including the BTCC Loan Agreement. The Company consented to this moratorium in order to insure that the Company would be able to function with adequate resources throughout the second quarter of 1997.

     The Company will not likely be capable of financing its ongoing working capital needs if the BTCC Loan Agreement is not extended beyond August 5, 1997 or if suitable inventory and receivable financing is not negotiated prior to that time. The Company is currently in the process of reviewing proposals from various financial institutions which have expressed strong interest in providing the Company with a multi-year asset based financing arrangement to replace the Company's current line of credit, which expires on August 5, 1997. Based upon discussions with potential lenders thus far, the Company believes that it will be successful in obtaining replacement financing which is adequate to meet its capital requirements for the foreseeable future. In addition, Management may pursue certain sources of equity funding or unsecured debt to facilitate the Company's capital needs. No assurance can be given, however, that such replacement financing or provision on equity will be made available prior to August 5, 1997.

ACCOUNTING AND FINANCE CONTROLS

     The Company has filled the available positions in its accounting and finance areas in order to improve the Company's internal financial and accounting controls. An individual has been promoted from within the Company from her former position of Financial Analyst to the position of Accounting Manager and the Company is currently in the final stage of hiring a new Corporate Controller in order to add strength to the Company's accounting function. The Company plans to add one additional support staff member to its existing accounting and finance department team to ensure that all areas are adequately supported throughout the fiscal year.

     The Company has also taken action to improve its banking services by incorporating state-of-the-art cash management services from its existing bank, one of California's largest financial institutions. Management expects that improved automation will enhance productivity within the accounting and finance areas and will improve the amount of control over the Company's cash.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     The Company has been named as a defendant in two lawsuits filed in the United States District Court for the Central District of California: Robert Jacobs, individually and on behalf of all others similarly situated v. Craig Consumer Electronics, Inc., Richard I. Berger, Donna Richardson, Peter Behrendt, Richard Miller, Bernard Taran and James Koblensky (the "Jacobs Litigation") and Tiffany Lewin, on Behalf of Herself and All Others Similarly Situated v. Craig Consumer Electronics, Inc. Richard I. Berger, Donna Richardson, Richard A.
Miller, Peter M. Behrendt, Bernard Taran and James Koblensky (the "Lewin Litigation"). Each of the Jacobs Litigation and the Lewin Litigation is a purported class action on behalf of all persons who purchased the Company's common stock in its initial public offering and who purchased in the marketplace thereafter and prior to March 10, 1997.

     The allegations in the Jacobs Litigation involve violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, Sections 11, 12 and 15 of the Securities Act of 1933 (the "1933 Act") and violations of Sections 25400 and 25500 of the California Corporations Code. Likewise, the allegations in the Lewin Litigation involve violations of Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 thereunder and Sections 11 and 15 of the 1933 Act. In each lawsuit, the plaintiffs' claims are based almost entirely on the restatement of the Company's 1995 financial statements and allegations that a misleading financial statement was intentionally allowed to remain in the marketplace from and after the date of the initial public offering. Management believes that the adjustments giving rise to the restatement to the 1995 financial statements are immaterial from an investment point of view, and are particularly immaterial after giving effect to the reversal of certain items in 1996 and 1997 that relate to 1995. Particularly, Richard Berger's agreement to repay his 1995 bonus (approximately $318,000), which was computed based on the financial statements prior to the restatement, and (ii) the booking during 1996 of approximately $100,000 of interest income related to anti-dumping duty refunds due the Company that had not been accrued as of December 31, 1995, render the restatement immaterial from an investment perspective. All the allegations and causes of action based on intentional misconduct are in Management's view, based on Management's investigation, completely unfounded.

     While Management believes that the claims in the Jacobs Litigation and the Lewin Litigation are without merit, Management has made an informed business decision to attempt to quickly and amicably resolve the lawsuits in order to improve its ability to obtain new inventory and receivable financing and to more productively apply its resources. To that end, the Company has reached a tentative resolution of the claims. There are, however, a number of significant procedural and other contingencies to the effectiveness of the tentative settlement. If the contingencies to the settlement are not satisfied, Management has instructed counsel to vigorously defend the lawsuits. If the Jacobs Litigation and the Lewin Litigation are not amicably settled in the immediately foreseeable future, dedication of the Company's resources to defending the litigation will be required and no assurance can be given that the outcome of the litigation will not have a material adverse impact upon the Company.

     Other than the Jacobs Litigation and the Lewin Litigation, the Company is not currently a party to any pending legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition or results of operations of the Company. The Company is from time to time involved in various legal proceedings, including collection matters and disputes over product defects, individual employment disputes and similar matters. The Company maintains insurance to attempt to insure against liability associated with a product defect. However, to the extent that any such defect were pervasive in any particular product or line of products, the Company could be required to undertake to recall those products or could be subject to significant exposure with respect to the institution of legal proceedings.


ITEM 2. CHANGES IN SECURITIES.

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     In May 1996, the Company converted the 250,000 outstanding shares of Series A Preferred Stock into shares of common stock and delivered separate subordinated notes for a total of $780,798, representing accumulated unpaid dividends, to the four holders of the Series A Preferred Stock (the "Subordinated Dividend Notes"). Each Subordinated Dividend Note is a general unsecured obligation maturing in four years. These Subordinated Dividend Notes bear interest at the rate of 10% per annum. The Company also delivered four subordinated notes in the aggregate original principal amount of $206,800 in connection with the termination of the Company's phantom stock option plan (the "Subordinated PSP Notes"). Each Subordinated PSP Note is a general unsecured obligation maturing in five years. These Subordinated PSP Notes bear interest at the rate of 8% per annum. Semi-annual interest payments on the Subordinated Dividend Notes and the Subordinated PSP Notes commenced on November 1, 1996 and semi-annual, fully amortized principal repayments were due to commence on May 1, 1997. As a condition to waivers of the Company's defaults under its existing loan agreement with Bankers Trust Commercial Corporation, the payments due on May 1, 1997 were not made. However, additional notes of like kind may be delivered to satisfy the Company's obligations under these notes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS.

        No.  27 - Financial Data Schedule for Form 10-Q dated March 31, 1997.

     All other exhibits required by Item 601 of Regulation S-K are hereby incorporated by reference to the Company's Report on Form 10-K dated April 14, 1997.

          (b)  REPORTS ON FORM 8-K.

     During its recent 1996 independent audit, certain bookkeeping errors and irregularities for 1995 were discovered which the Company determined to reflect through a restatement of its 1995 financial statements. On March 14, 1997, the Company filed a report on Form 8-K to announce this restatement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CRAIG CONSUMER ELECTRONICS, INC.


                             By: /s/ Richard I. Berger
                                --------------------------------------
                                Richard I. Berger
                                President, Chief Executive Officer and
                                Chairman of the Board
                                (Principal Executive Officer)



                             By: /s/ Donna Richardson
                                --------------------------------------
                                Donna Richardson
                                Treasurer, Secretary and Chief
                                Financial Officer
                                (Principal Accounting Officer)

                             Date: May 15, 1997